Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1995-03-20
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-48

                     TECHNOLOGY FUNDING PARTNERS III, L.P.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                           94-3033783
- -------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                          94403
- ---------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited
  Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                   Yes  X  No
                                                            ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 26, 1988 forming a part of Registration Statement No. 33-10896 and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, is incorporated by reference in Part III hereof.

                                    PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Partners III, L.P. (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a Delaware limited partnership on December 4, 1986 and was inactive until it commenced the sale of Units in April 1987.

The Partnership was organized as a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Partnership's principal investment objectives are long term capital appreciation from venture capital investments in new and developing companies ("portfolio companies") and preservation of limited partner capital through risk management and active involvement with such companies.

Investments in portfolio companies are also described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 26, 1988 that forms a part of Registrant's Form N-2 Registration Statement No. 33-10896 (such Prospectus is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 1996 pursuant to unanimous approval by the Management Committee on September 9, 1994. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership term may be further extended for an additional two-year period, unless terminated sooner.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

The Annual Meeting of the Limited Partners of the Partnership was held on September 9, 1994 pursuant to a Notice of Meeting dated July 11, 1994. At that meeting proxies submitted by Limited Partners documented that the Limited Partners elected three individual general partners, elected the two Managing General Partners, and ratified the selection of KPMG Peat Marwick LLP as independent certified accountants for the fiscal year ended December 31, 1994. In addition, the Limited Partners approved an amendment to the Partnership Agreement to add a new Section 14.10 which provides that the Management Committee shall be required to call a meeting only once every three years of Limited Partners if the only purpose of the meeting is to seek Limited Partner consent of existing Managing General Partners and the approval of existing independent certified public accountants for the Partnership; there were 81,917 Units voting in favor, 7,911 Units voting against, and 9,605 Units abstaining.


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1994, there were 5,598 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------



                                          For the Years Ended and As of December 31,
                             ------------------------------------------------------------------
                                    1994          1993         1992        1991        1990
                                    ----          ----         ----        ----        ----


Total income                 $   480,176        338,276      713,613     585,734    1,012,068
Net operating loss              (838,981)    (1,086,638)    (958,185) (1,173,124)  (1,132,815)
Net realized (loss)
 gain from venture capital
 limited partnership
 investments                          --        (74,227)      46,516    (163,585)     (98,200)
Net realized gain from
  sale of investments          3,895,971        303,085    7,086,510     861,505           --
Realized losses from
  investment write-downs        (832,114)      (740,529)  (2,460,003) (1,135,306)  (1,209,378)
Recovery from investments
  previously written off         100,000             --           --          --           --
Net realized income (loss)     2,324,876     (1,598,309)   3,714,838  (1,610,510)  (2,440,393)
Change in net unrealized
 fair value:
  Equity investments          (4,240,635)       (68,227)   6,149,373   7,409,592     (226,955)
  Secured notes receivable	       136,000          6,000     (142,000)         --           --
Net (loss) income             (1,779,759)    (1,660,536)   9,722,211   5,799,082   (2,667,348)
Net realized income (loss)
  per Unit                            14            (10)          23         (10)         (15)
Total assets	                  34,205,502     36,007,556   39,636,068  29,774,257   24,286,450
Distributions declared        (1,673,084)            --   (1,998,966)         --           --





Refer to the financial statements notes entitled "Summary of Significant Accounting Policies" and "Allocation of
Profits and Losses" for a description of the method of calculation of net realized income (loss) per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
- -------------------------------

In 1994, net cash used by operations totaled $718,452.
The Partnership paid management fees of $342,443 to the Managing General Partners and reimbursed related parties for operating expenses of $680,726 in 1994. In addition, $42,000 was paid to the individual general partners as compensation for their services. Other operating expenses of $203,394 were paid, and interest and other income of $576,905 was received. The Partnership also paid $26,794 in interest on short-term borrowings.

In 1994, the Partnership issued $902,438 in secured notes receivable to portfolio companies in the medical/biotechnology industry and funded equity investments of $2,613,341 primarily to portfolio companies in the medical/biotechnology, and computer systems and software industries. Repayments of notes receivable in 1994 provided cash of $2,923,536 and proceeds from sale of investments were $5,226,691. The Partnership also received $85,043 in cash distributions from venture capital limited partnership investments and $100,000 from recovery of investments previously written off. At year end, the Partnership was committed to fund $87,496 in additional investments and had guaranteed a $2 million loan. Distributions payable of $1,673,084 at December 31, 1994 will be paid in late March 1995.

During 1994 Crystallume, Geoworks, TheraTx, Inc. and
UroMed Corporation completed their initial public offerings ("IPOs"). Although certain of the Partnership's holdings may be subject to selling restrictions, the IPOs indicate potential future liquidity for these investments.

The Partnership maintains a margin account with a brokerage firm. At December 31, 1994, the maximum borrowing capacity, which fluctuates based on collateral value, was approximately $2,325,000. The maximum and weighted average amounts outstanding in 1994 were $1,730,817 and $375,864, respectively. The Partnership had no outstanding balance at December 31, 1994. The
Partnership's investment in ICU Medical, Inc. is pledged as collateral.

Cash and cash equivalents at December 31, 1994 were $4,049,929. Cash reserves, interest income on short-term investments, future proceeds from the sale of equity investments and borrowing capacity from the margin account are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net loss was $1,779,759 in 1994 compared to $1,660,536 in 1993. The increase was primarily due to a $4,172,408 decline in the change in net unrealized fair value of equity investments, partially offset by a $3,592,886 increase in net realized gain from sale of investments.
Other changes consisted of a $141,900 increase in total income, a $130,000 increase in the change in net unrealized fair value of secured notes receivable, and a $100,000 increase in recovery from investments previously written off.

During 1994, the decrease in fair value of equity investments of $4,240,635 was primarily attributable to realized gains from investment sales totaling $3,895,971 mainly related to TheraTx, Inc., Telios Pharmaceuticals,
Inc. and UroMed Corporation, partially offset by a fair value increase in portfolio companies in the computer systems and software industry and venture capital limited partnership investments. In 1993, the fair value decrease was $68,227. In 1993, realized gains of $303,085 primarily related to sales of ChemTrak, Inc., EROX
Corporation, Telios Pharmaceuticals, Inc. and the closed
ICU Medical, Inc. short sales.

Total income was $480,176 and $338,276 in 1994 and 1993,
respectively. The increase was mainly due to an increase in other notes receivable income of $160,458 related primarily to loan extension and loan guarantee fees.

The Partnership recorded increases in the change in fair value of secured notes receivable of $136,000 and $6,000 in 1994 and 1993, respectively. The increase in 1994 was mainly attributable to the elimination of loan loss reserves as there were no notes receivable at year end.
The Partnership also received a $100,000 recovery from notes receivable previously written off related to a portfolio company in the medical/biotechnology industry.
The change in fair value amounts are included within the provision for loan losses based upon the level of loan loss reserves deemed adequate by the Managing General
Partners at the respective year ends. Actual loan losses are deducted from the loan loss reserve and are reflected as "Realized losses from investment write-downs" on the Statements of Operations. Loan recoveries are added to the loan loss reserve and are reflected as "Recovery from investments previously written off." There were no loan losses in 1994, compared to $100,000 in 1993 related to a portfolio company in the medical/biotechnology industry.

In 1994 and 1993, the Partnership realized losses from investment write-downs of $832,114 and $740,529, respectively. Realized losses in 1994 primarily related to equity investments in portfolio companies in the medical/biotechnology and microelectronics industries.
Realized losses in 1993 mainly related to equity investments in the retail/consumer products and microelectronics industries.

Total operating expenses were $935,584 in 1994 compared to $1,013,406 in 1993. The decrease was primarily due to lower investment operations, administrative and investor services and computer service expenses from lower overall portfolio activity; partially offset by higher interest expense.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1993 compared to 1992
- ---------------------

Net loss was $1,660,536 in 1993 compared to a net income of $9,722,211 in 1992. The change was primarily due to a $6,783,425 decrease in net realized gain from sale of investments, a $6,217,600 decrease in the change in fair value of equity investments, and a $341,789 decrease in notes receivable interest income. These changes were partially offset by a $1,719,474 decrease in realized losses from investment write-downs and a $174,470 decrease in management fees.

Net realized gain from sale of investments was $303,085 for the year ended December 31, 1993 compared to $7,086,510 in 1992. Net gain in 1993 mostly related to sales of ChemTrak, Inc., EROX Corporation, Telios
Pharmaceuticals, Inc. and the closed ICU Medical, Inc.
short sales. Net realized gain in 1992 primarily related to the sale of SyStemix, Inc. ($4,813,596), PolyMedica
Industries, Inc. ($1,609,421) and Telios Pharmaceuticals,
Inc. ($689,185), partially offset by realized losses related to Phoenix Technologies Ltd. ($73,500).

In 1993, the decrease in fair value of equity investments was $68,227. In 1992, the increase of $6,149,373 was primarily due to portfolio companies in the medical/biotechnology, computer systems and software, and retail/consumer products industries, partially offset by decreases in the industrial/business automation industry.

Notes receivable interest income decreased to $245,371 in 1993 from $587,160 in 1992 primarily due to higher average outstanding notes receivable balances during 1992. A majority of the 1992 notes were repaid during the fourth quarter of 1992.

In 1993 and 1992, the Partnership realized losses from investments write-downs of $740,529 and $2,460,003, respectively. Realized losses in 1993 primarily related to equity investments in portfolio companies in the retail/consumer products and microelectronics industries and secured notes receivable to a portfolio company in the medical/biotechnology industries. Realized losses in 1992 related to equity investments in portfolio companies in the retail/consumer products, medical/biotechnology and environmental industries.

The Partnership incurred management fees of $369,508 and $543,978 in 1993 and 1992, respectively. Management fees were two percent per annum of total limited partners' capital contributions until June 1992, which marked the beginning of the sixth year of Partnership operations.
Pursuant to the Partnership Agreement, management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter, beginning in June
1992.

Total operating expenses were $1,013,406 in 1993 compared to $1,089,903 in 1992. The decrease is primarily attributable to lower investment operations expense due to lower portfolio activities and lower professional fees.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth following Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of the three individual general partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General
Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership" and "Management of the Partnership - Key Personnel of the
Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical
Partners I, L.P. Prospectus, as modified by Cumulative
Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form
N-2 Registration Statement No. 33-54002 dated October 30,
1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred management fees of $341,573. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1994. General Partner
Overhead (as defined in the Partnership Agreement) includes rent, utilities, and certain salaries and benefits paid by Managing General Partners. As compensation for their services, each of the individual general partners receive $10,000 annually plus $1,000 for each attended meeting of the Management Committee. In
1994, $42,000 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General
Partners nor any of their officers, directors or partners own any Units. The three individual general partners each own eight Units. The Managing General Partners control the affairs of the Partnership pursuant to the Partnership
Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------  -------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1994
                    and 1993
                  Statements of Operations for the years
                    ended December 31, 1994, 1993 and 1992
                  Statements of Partners' Capital for the years
                    ended December 31, 1994, 1993 and 1992
                  Statements of Cash Flows for the years
                    ended December 31, 1994, 1993 and 1992
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated
February 26, 1988 included in Registration
Statement No. 33-10896 filed pursuant to Rule
424(b) of the General Rules and Regulations under the Securities Act of 1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

         (c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Partners III, L.P.:


We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned by correspondence with the individual investee companies and a physical examination of those securities held by a safeguarding agent as of December 31, 1994 and 1993. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Notes 1, 5 and 6, the financial statements include investments of $29,411,649 and $35,915,316 (91% and 100% of partners' capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partners in arriving at their estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.





San Francisco, California                   KPMG Peat Marwick LLP
March 17, 1995

BALANCE SHEETS
- --------------

                                                 December 31,
                                           ----------------------
                                             1994          1993
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $19,299,469 and $19,577,265 for 1994
   and 1993, respectively)               $29,411,649  33,930,080
  Secured notes receivable, net
    (cost basis of $2,121,236
     for 1993)                                    --   1,985,236
                                          ----------  ----------

    Total investments                     29,411,649  35,915,316

Cash and cash equivalents                  4,049,929      73,890

Other assets                                 743,924      18,350
                                          ----------  ----------

       Total                             $34,205,502  36,007,556
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    25,839      25,578

Due to related parties                        44,572      31,723

Short-term borrowings                             --     125,000

Distributions payable                      1,673,084          --

Deferred income                               93,750          --

Other liabilities                             19,362      23,517
                                          ----------  ----------

    Total liabilities                      1,856,607     205,818

Commitments, contingencies and
subsequent events (Notes 3, 5 and 10)

Partners' capital:
  Limited Partners
  (Units outstanding of 160,000
  for both 1994 and 1993)                 22,269,799  21,633,959
  General Partners                           (33,084)    (49,036)
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                    10,112,180  14,352,815
    Secured notes receivable                      --    (136,000)
                                          ----------  ----------

    Total partners' capital               32,348,895  35,801,738
                                          ----------  ----------

      Total                              $34,205,502  36,007,556
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- ------------------------

                               For the Years Ended December 31,
                             ----------------------------------
                                1994          1993        1992
                                ----          ----        ----

Income:
  Notes receivable
   interest               $   265,500       245,371      587,160
  Short-term investment
   interest                    54,218        92,511      118,516
  Other notes receivable
    income                    160,458           394        1,938
  Other income                     --            --        5,999
                            ---------     ---------    ---------

     Total income             480,176       338,276      713,613

Costs and expenses:
  Management fees             341,573       369,508      543,978
  Individual general
   partners' compensation      42,000        42,000       35,000
  Amortization of
   organizational costs            --            --        2,917
  Operating expenses:
    Administrative and
     investor services        402,318       433,112      427,822
    Investment operations     335,167       373,895      420,049
    Computer services          97,244       132,808      128,361
    Professional fees          74,061        72,982      113,671
    Interest expense           26,794           609           --
                            ---------     ---------    ---------

      Total operating
       expenses               935,584     1,013,406    1,089,903
                            ---------     ---------    ---------

  Total costs and expenses  1,319,157     1,424,914    1,671,798
                            ---------     ---------    ---------

Net operating loss           (838,981)   (1,086,638)    (958,185)

  Net realized (loss)
   gain from venture
   capital limited
   partnership investments         --       (74,227)      46,516
  Net realized gain from
   sale of investments      3,895,971       303,085    7,086,510
  Realized losses from
   investment write-downs    (832,114)     (740,529)  (2,460,003)
  Recovery from investments
    previously written off    100,000            --           --
                            ---------     ---------    ---------

Net realized income (loss)  2,324,876    (1,598,309)   3,714,838

Change in net unrealized
 fair value:
  Equity investments       (4,240,635)      (68,227)   6,149,373
  Secured notes receivable    136,000         6,000     (142,000)
                            ---------     ---------    ---------

Net (loss) income         $(1,779,759)   (1,660,536)   9,722,211
                            =========     =========    =========

Net realized income
 (loss) per Unit          $        14           (10)          23
                            =========     =========    =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- -------------------------------

For the years ended December 31, 1994, 1993 and 1992:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                             Limited    General     Equity    Secured Notes
                             Partners   Partners  Investments   Receivable    Total
                             --------   --------  ----------- -------------   -----


Partners' capital,
 December 31, 1991        $21,573,031   (105,671)   8,271,669         --   29,739,029

Distributions              (1,958,864)   (40,102)          --         --   (1,998,966)

Net realized income         3,602,118    112,720           --         --    3,714,838

Change in net unrealized
 fair value:
  Equity investments               --         --    6,149,373         --    6,149,373
  Secured notes receivable         --         --           --   (142,000)    (142,000)
                            ---------  ---------  -----------   --------   ----------

Partners' capital,
 December 31, 1992         23,216,285    (33,053)  14,421,042   (142,000)  37,462,274

Net realized loss          (1,582,326)   (15,983)          --         --   (1,598,309)

Change in net unrealized
 fair value:
  Equity investments               --         --      (68,227)        --      (68,227)

  Secured notes receivable         --         --           --      6,000        6,000
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1993         21,633,959    (49,036)  14,352,815   (136,000)  35,801,738

Distributions              (1,640,000)   (33,084)          --         --   (1,673,084)

Net realized income         2,275,840     49,036           --         --    2,324,876

Change in net unrealized
 fair value:
  Equity investments               --         --   (4,240,635)        --   (4,240,635)
  Secured notes receivable         --         --           --    136,000      136,000
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1994        $22,269,799    (33,084)  10,112,180         --   32,348,895
                           ==========  =========   ==========    =======   ==========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
- ------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1994           1993          1992
                               ----           ----          ----


Cash flows from operations:
  Interest and other
   income received           $   576,905      264,271      685,187
  Cash paid to vendors          (203,394)    (246,544)    (257,188)
  Cash paid to related
   parties                    (1,065,169)  (1,284,867)  (1,247,049)
  Interest paid on short-
   term borrowings               (26,794)        (609)          --
                               ---------    ---------    ---------

    Net cash used by
     operations                 (718,452)  (1,267,749)    (819,050)
                               ---------    ---------    ---------

Cash flows from investing
 activities:
  Secured notes receivable
   issued                       (902,438)  (1,100,000)  (1,741,439)
  Purchase of equity
   investments                (2,613,341)  (3,907,196)  (4,644,674)
  Repayments of convertible
   and secured notes
   receivable                  2,923,536      605,442    3,397,133
  Proceeds from sale of
    investments                5,226,691      285,691    8,542,941
  Proceeds from securities
   sold short, net                    --      136,738           --
  Recovery of investments
   previously written off        100,000           --           --
  Distributions from
   venture capital
   limited partnerships           85,043      245,590           --
                               ---------    ---------    ---------
    Net cash provided
     (used) by investing
     activities                4,819,491   (3,733,735)   5,553,961
                               ---------    ---------    ---------

Cash flows from financing
 activities:
  Distributions to Limited and
   General Partners                   --   (1,998,966)          --
  (Repayments of) proceeds from
   short-term borrowings, net   (125,000)     125,000           --
                               ---------    ---------    ---------

  Net cash used by
   financing activities         (125,000)  (1,873,966)          --
                               ---------    ---------    ---------

Net increase (decrease) in
 cash and cash equivalents     3,976,039   (6,875,450)   4,734,911

Cash and cash equivalents
 at beginning of year             73,890    6,949,340    2,214,429
                               ---------    ---------    ---------

Cash and cash equivalents
 at end of year              $ 4,049,929       73,890    6,949,340
                               =========    =========    =========

See accompanying notes to financial statements.

- -----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1994         1993          1992
                               ----         ----          ----



Reconciliation of net (loss)
 income to net cash
 used by operations:

Net (loss) income            $(1,779,759)  (1,660,536)   9,722,211

Adjustments to reconcile
 net (loss) income to
 net cash used by
 operations:
  Net realized loss (gain)
   from venture capital
   limited partnership
   investments                        --       74,227      (46,516)
  Net realized gain from
    sale of investments       (3,895,971)    (303,085)  (7,086,510)
  Realized losses from
    investment write-downs       832,114      740,529    2,460,003
  Recovery from investments
   previously written off       (100,000)          --           --
  Change in net unrealized
    fair value:
      Equity investments       4,240,635       68,227   (6,149,373)
      Secured notes
       receivable               (136,000)      (6,000)     142,000
  Other, net                     (20,872)      (8,858)      (5,400)

Changes in:
  Accrued interest on
    convertible and secured
    notes receivable              23,851      (65,147)     (20,109)
  Accounts payable and
    accrued expenses                 261      (31,458)      24,847
  Due to/from related
    parties                       12,849      (83,030)     144,001
  Deferred income                 93,750           --           --
  Other, net                      10,690        7,382       (4,204)
                               ---------    ---------    ---------

Net cash used by operations   $ (718,452)  (1,267,749)    (819,050)
                               =========    =========    =========

Non-cash investing activities:

Non-cash exercise of warrants $  156,494           --           --
                               =========    =========    =========

Conversion of equity
 investments into
 secured notes receivable     $       --           --       29,228
                               =========    =========    =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
- ------------

Technology Funding Partners III, L.P., (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986 to make venture capital investments in new and developing companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are also three individual general partners.

For the period from December 5, 1986 through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling units of limited partnership interest ("Units") in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. On February 3, 1989, the offering terminated with 160,000 units sold. The Partnership was scheduled to be dissolved on December 31, 1994, but the term was extended for a two-year period to December 31, 1996 pursuant to unanimous approval by the Management Committee on September 4, 1994. The Partnership's term may be further extended for an additional two-year period, unless terminated sooner.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Organizational Costs
- --------------------

Organizational costs of $35,000 are amortized over 60 months, using the straight-line method.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $19,299,469 by $1,596,210 as of December 31, 1994.

Net Realized Income (Loss) Per Unit
- -----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (160,000) at December 31, 1994, 1993, and 1992 into total net realized income (loss) allocated to Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
- -----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining the fair value. Sale of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is determined quarterly by the Managing General Partners. Included in equity investments are convertible or subordinated notes receivable as repayment of these notes may occur through conversion into equity investments.

Venture capital limited partnership investments are initially recorded at cost and reduced for distributions that are a return of capital. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Equity and venture capital limited partnership investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized (loss) gain from venture capital limited partnership investments" on the Statements of Operations.

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partners and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partners, the future collectibility of interest or principal is in doubt.

In conjunction with the secured notes granted to portfolio companies, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing companies. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partners to be 1% of the principal balance of the original notes made to the borrowing companies. The discount is amortized to interest income on a straight-line basis over the term of the loan. Warrants received in conjunction with convertible notes are not assigned any additional costs. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

Non-cash Exercise of Warrants
- -----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. During 1994, realized gains resulting from the non-cash exercise of warrants totaled $156,494. This amount is included in net realized gain from sale of investments. During 1993 and 1992, there were no realized gains from the non-cash exercise of warrants.

Reclassifications
- -----------------

Certain 1993 and 1992 balances have been reclassified to conform with the 1994 financial statement presentation.

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                              For the Years Ended December 31,
                            -------------------------------------

                             1994           1993          1992
                             ----           ----          ----

Increase in fair value
 from cost of marketable
 equity securities        $ 7,636,254   10,267,228     9,161,745

Increase in fair value from
 cost of non-marketable
 equity securities          2,475,926    4,085,587     5,259,297
                           ----------   ----------    ----------

  Net unrealized fair
   value increase from
   cost at end of year     10,112,180   14,352,815    14,421,042

  Net unrealized fair
   value increase from
   cost at beginning of
   year                    14,352,815   14,421,042     8,271,669
                           ----------   ----------    ----------

Change in net unrealized
 fair value of equity
 investments              $(4,240,635)     (68,227)    6,149,373
                           ==========   ==========    ==========


3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:


                              For the Years Ended December 31,
                            -------------------------------------
                             1994           1993          1992
                             ----           ----          ----


Management fees            $341,573        369,508       543,978
Individual general
 partners' compensation      42,000         42,000        35,000
Amortization of organi-
 zational costs                  --             --         2,917
Reimbursable operating
 expenses:
  Investment operations     325,386        365,196       405,238
  Administrative and
   investor services        271,815        292,325       278,563
  Computer services          97,244        132,808       128,271


Management fees are equal to six percent of the total limited partners' capital contributions for the first year of Partnership operations, four percent for the second year, two percent for the third, fourth and fifth years and one quarter of one percent of the fair value of Partnership assets for each quarter in the sixth and subsequent years. June 1992 was the beginning of the sixth year of Partnership operations. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. The management fees are payable monthly in arrears. Amounts due to related parties for management fees were $29,046 and $29,916 at December 31, 1994 and 1993, respectively.

As compensation for their services, each of the individual general partners receive $10,000 annually plus $1,000 for each management committee meeting attended. In 1994, 1993 and 1992, such fees were $42,000, $42,000 and $35,000, respectively. The three individual general partners each own 8 Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include all expenses other than organizational and offering expenses and General Partner Overhead. There were $15,526 and $1,807 of such expenses payable at December 31, 1994 and 1993, respectively.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1994, the Partnership had an indirect interest in non-transferable PolyMedica options at an exercise price higher than the current market value.

4.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

(a) Profits:

(i) First, to those partners with deficit capital account balances until such deficits have been eliminated; then

(ii) Second, to the partners as necessary to offset net loss previously allocated under (b)(ii) below and sales commissions; then

(iii)Third, 75% to the Limited Partners as a group in proportion to the number of Units held, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing General
Partners.

(b) Losses:

(i) First, to the partners as necessary to offset the net profit previously allocated to the partners under
(a)(iii) above; then

(ii) 99% to the Limited Partners and 1% to the Managing
General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners, with net profits thereafter otherwise allocable to those Limited Partners being allocated to the Managing General Partners to the extent of such losses.

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated first to offset previously allocated losses pursuant to
(b)(i) above, and then 99% to Limited Partners and 1% to the Managing General Partners.

In no event are the Managing General Partners allocated less than 1% of the net realized profit or loss of the Partnership.

5.  Equity Investments
    ------------------

At December 31, 1994 and 1993, equity investments consisted of:





                                                   December 31, 1994         December 31, 1993
                                       Principal   -----------------         -----------------
                           Investment  Amount or   Cost        Fair          Cost         Fair
Industry/Company  Position   Date       Shares     Basis       Value         Basis        Value
- ----------------  --------   ----       ------     -----       -----         -----        -----


Communications
- --------------
Coded              Common
 Communications    shares      04/93       72,727   $198,000      85,891     198,000     336,362
 Corporation
Coded              Common
 Communications    share
 Corporation       warrants
                   at $3.16;
                   expiring
                   04/95       04/93       72,727      2,000           0       2,000     102,272

Computer Systems and Software
- -----------------------------
Geoworks           Warrants for
                   common shares
                   at $1.25;
                   expired
                   07/94       07/89      100,000         --          --           0           0
Geoworks           Series B
                   Preferred
                   shares      12/89      400,000         --          --     500,000   1,600,000
Geoworks           Series C
                   Preferred
                   shares      06/90      166,667         --          --     250,001     666,668
Geoworks           Common
                   shares      01/92       19,016      6,758     115,047       6,758      12,677
Geoworks           Series D
                   Preferred
                   shares      07/92       84,577         --          --     507,462     507,462
Geoworks           Common
                   shares      08/92       36,883    196,708     223,142     196,708      24,589
Geoworks           Convertible
                   notes (1)   04/93 -
                               06/93     $364,105         --          --     381,743     381,743
Geoworks           Warrants
                   for common
                   shares at
                   $.50;
                   expiring
                   04/98       04/93       45,513         --          --           0           0
Geoworks           Warrants
                   for common
                   shares at
                   $.50;
                   expiring
                   06/98       06/93       45,513         --          --           0           0
Geoworks           Convertible
                   note (1)    11/93     $371,535         --          --     376,324     376,324
Geoworks           Warrants
                   for common
                   shares at
                   $.50;
                   expiring
                   11/98       11/93       41,519         --          --           0           0
Geoworks           Common
                   shares      03/94       38,415    179,267     174,308          --          --
Geoworks           Common
                   shares      06/94      780,796  2,167,743   4,061,390          --          --
Velocity           Convertible
 Incorporated      note (1)    09/93     $125,000         --          --     128,472     128,472
Velocity           Warrants
 Incorporated      for common
                   shares at
                   $.25;
                   expiring
                   09/98       09/93       50,000         --          --           0           0
Velocity           Convertible
 Incorporated      note (1)    11/93      $62,500         --          --      63,490      63,490
Velocity           Warrants
 Incorporated      for common
                   shares at
                   $.25;
                   expiring
                   11/98       11/93       25,000         --          --           0           0
Velocity           Convertible
 Incorporated      note (1)    12/93      $62,500         --          --      62,917      62,917
Velocity           Warrants
 Incorporated      for common
                   shares at
                   $.25;
                   expiring
                   12/98       12/93       25,000         --          --           0           0
Velocity           Series A
 Incorporated      Preferred
                   shares      10/94    6,286,325  1,034,337   1,034,337          --          --

Electronic Design Automation
- ----------------------------
IKOS Systems       Common
 Inc.              shares      03/92        8,294     15,866      19,026      17,318      15,037

Industrial/Business Automation
- ------------------------------
Crystallume        Series D
                   Preferred
                   shares      05/90        2,398         --          --   1,202,855       3,627
Crystallume        Series D
                   Preferred
                   shares      06/90          598         --          --     300,000         904
Crystallume        Series
                   A, B, C, D
                   F, G and H
                   Preferred
                   shares      03/93    1,401,467         --          --     621,132   2,119,456
Crystallume        Common
                   shares      03/94      348,611  2,189,411   1,183,173          --          --
Nanodyne, Inc.     Series B
                   Preferred
                   shares      07/93      228,571    500,000     500,000     500,000     500,000
Nanodyne, Inc.     Series B
                   Preferred
                   shares      01/94       37,264     81,515      81,515          --          --
Nanodyne, Inc.     Convertible
                   note (1)    05/94      $64,692     68,635      68,635          --          --
Nanodyne, Inc.     Convertible
                   note (1)    10/94      $22,466     22,907      22,907          --          --
Oxford Glyco-      Common
 Systems           shares      08/93      266,934    499,963     499,963     499,963     499,963

Medical/Biotechnology
- ---------------------
Angenics, Inc.     Convertible
                   note (1)    05/89      $90,000          0           0           0           0
Angenics, Inc.     Convertible
                   note (1)    07/89     $160,000          0           0     149,765     149,765
Biex, Inc.         Series A
                   Preferred
                   shares      07/93      128,205     83,333     128,205      83,333      83,333
Biex, Inc.         Series B
                   Preferred
                   shares      10/94       63,907     63,907      63,907          --          --
Biex, Inc.         Warrants for
                   Series B
                   Preferred
                   shares at
                   $1.00;
                   expiring
                   10/97       10/94       23,540          8           0          --          --
CV Therapeutics    Series D
 Inc.              Preferred
                   shares      03/94      125,000    250,000     250,000          --          --
Everest & Jennings Common
 International     shares      01/94      592,721    637,520     318,884          --          --
 Ltd.
ICU Medical, Inc.  Common
                   shares      04/92      262,500  1,806,000   3,996,562   1,806,000   4,245,937
ICU Medical, Inc.  Common
                   shares      05/92       37,500    221,875     570,938     221,875     606,563
Lifecell           Common
 Corporation       shares      02/92      252,923    981,891     505,846     981,891   2,442,975
Lifecell           Redeemable
 Corporation       Series A
                   Preferred
                   shares      11/94       12,500    250,000     250,000          --          --
Lifecell           Warrants
 Corporation       for common
                   shares at
                   $3.26
                   through
                   11/95; $3.54
                   through
                   11/96       11/94       12,500          0           0          --          --
Matrix             Warrants
 Pharmaceuticals,  for common
 Inc.              shares at
                   $.23;
                   expiring
                   04/95       04/90        1,905          0      24,422           0      14,495
Matrix             Common
 Pharmaceuticals,  shares      01/92      319,728    800,001   4,172,450     800,001   3,317,178
 Inc.
Medical Composite  Series C
 Technology, Inc.  Preferred
                   shares      03/92      153,846         --          --     500,000     500,000
Medical Composite  Convertible
 Technology, Inc.  notes (1)   01/93-
                               07/93     $127,173         --          --     137,191     137,191
Medical Composite  Warrants for
 Technology, Inc.  Series C
                   Preferred
                   shares at
                   $3.25;
                   expiring
                   01/98 -     01/93 -
                   07/98       07/93        9,781         --          --           0           0
Molecular          Series B
 Geriatrics        Preferred
 Corporation       shares      09/93      250,000    125,000     125,000     125,000     125,000
Oculon Corporation Series II
                   Senior
                   Preferred
                   shares      06/92      400,000          0           0     350,000     350,000
Oculon Corporation Series III
                   Senior
                   Preferred
                   shares      01/94      106,796          0           0          --          --
Paradigm           Series A
 Biosciences, Inc. Preferred
                   shares      04/93      161,290    198,000     198,000     198,000     198,000
Paradigm           Warrants for
 Biosciences, Inc. Series A
                   Preferred
                   shares at
                   $1.24;
                   expiring
                   04/98       04/93      107,526         --          --       2,000       2,000
Paradigm           Series A
 Biosciences,      Preferred
 Inc.              shares      12/94      107,526    135,332     135,332          --          --
PHERIN Corporation Series B
                   Preferred
                   shares      08/91      200,000    200,000     200,000     200,000     700,000
PolyMedica         Common
 Industries, Inc.  shares      03/92      438,365  1,673,904   1,808,256   1,673,904   2,270,008
Sensor             Warrants for
 Medics            Common shares
 Corporation       at $3.60;
                   expiring
                   05/97       05/90      134,722     15,000      15,000      15,000      15,000
Sleep              Series B
 Physiology        Preferred
 Services          shares      04/90      416,667         --          --           0           0
Sleep              Warrants for
 Physiology        Common shares
 Services          at $.20;
                   expiring
                   10/95       10/90      184,275         --          --           0           0
Sleep              Series C
 Physiology        Preferred
 Services          shares      08/91      166,429         --          --           0           0
Spectrascan        Class A
 Imaging           Series B
 Services,         Preferred
 Inc.              shares      07/88       90,470         --          --     750,000     750,000
Spectrascan        Class A
 Imaging           Series C
 Services,         Preferred
 Inc.              shares      08/89       12,063         --          --     100,002     100,002
Spectrascan        Warrants for
 Imaging           Preferred
 Services,         shares at
 Inc.              $8,29;
                   expiring
                   10/95       10/90       30,157         --          --      25,000      25,000
Spectrascan        Senior
 Imaging           subordinated
 Services,         note (1)    12/90      $28,569         --          --      23,938      23,938
 Inc.
Spectrascan        Warrants for
 Imaging           Common shares
 Services,         at $8.29;
 Inc.              expiring
                   7/96        07/91        2,585         --          --           0           0
Spectrascan        Warrants for
 Imaging           Common shares
 Services,         at $8.29;
 Inc.              expiring
                   09/97       09/92        7,051         --          --         585         585
Spectrascan        Class A
 Imaging           Preferred
 Services, Inc.    shares      12/94       75,000    225,000     225,000          --          --
Spectrascan        Class B
 Imaging           Preferred
 Services, Inc.    shares      12/94       31,404     94,211      94,211          --          --
Spectrascan        Class C
 Imaging           Preferred
 Services, Inc.    shares      12/94       42,092    906,991   1,064,507          --          --
Spectrascan        Class A
 Imaging           Common
 Services, Inc.    shares      12/94       12,640          0      37,920          --          --
SyStemix,          Common
 Inc.              shares      08/91       61,972    415,957   1,070,566     415,957   1,115,496
SyStemix,          Common
 Inc.              shares      01/92        5,014     91,396      86,617      91,396      90,252
Telios             Common
 Pharmaceuticals,  shares      03/92       90,559     50,000      17,025     939,317   2,898,866
 Inc.
Telios             Common
 Pharmaceuticals,  shares      10/93       20,774         --          --     112,959     105,179
 Inc.
TheraTx, Inc.      Series C
                   Preferred
                   shares      08/91      500,000         --          --     250,000     815,289
TheraTx, Inc.      Warrants for
                   Series C
                   Preferred
                   shares at
                   $.50;
                   expiring
                   01/97       01/92      120,000         --          --       5,000     135,669
TheraTx, Inc.      Series D
                   Preferred
                   shares      06/92      153,320         --          --     250,000     250,000
TheraTx, Inc.      Common
                   shares      06/94       81,043    121,564   1,588,443          --          --
UroMed             Series C
 Corporation       Preferred
                   shares      10/92       66,794         --          --     175,000     500,955
UroMed             Common
 Corporation       shares      03/94       59,942     95,409     277,232          --          --

Microelectronics
- ----------------
Aprex Corporation  Series D
                   Preferred
                   shares      12/90       10,000      2,520       2,520      10,000      10,000
Aprex Corporation  Series E
                   Preferred
                   shares      12/91        6,250      1,575       1,575       6,250       6,250
Aprex Corporation  Common
                   shares      08/92        1,167          0           0           0       1,167
Aprex Corporation  Common
                   shares      08/93        3,580          0           0       3,580       3,580
Aprex Corporation  Series F
                   Preferred   08/93 -
                   shares      09/93      142,500     35,905      35,905     142,500     142,500

Retail/Consumer Products
- ------------------------
Bridgestone        Series A
 Management        Preferred
 Group, Inc.       shares      05/94       16,259          0           0          --          --
EROX Corporation   Common
                   shares      01/93      110,000         --          --     110,000     167,750
Yes!               Series B
 Entertainment     Preferred
 Corporation       shares      01/93      450,000    300,000     225,000     300,000     517,500

Venture Capital Limited Partnership Investments
- -----------------------------------------------
Alta IV, L.P.      Ltd.
                   Partnership
                   interests   various $1,000,000    160,906     695,322     829,893   1,001,085
Batterson,         Ltd.
 Johnson, and      Partnership
 Wang L.P.         interests   various   $475,000    259,865     341,449     225,418     212,807
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P.              interests   various   $750,000    653,769     625,531     503,769     459,542
Delphi             Ltd.
 BioVentures, L.P. Partnership
                   interests   various $1,000,000    652,842   1,366,621     681,366   1,296,688
Medical Science    Ltd.
 Partners, L.P.    Partnership
                   interests   various   $500,000    444,109     644,888     444,109     602,004
OW & W Pacrim      Ltd.
 Investments       Partnership
 Limited           interests   various   $125,000    125,000     125,045      83,750      83,784
Trinity Ventures   Ltd.
 IV, L.P.          Partnership
                   interests   various    $62,504     57,569      54,136      38,373      54,784
                                                  ----------  ----------  ----------  ----------

Total equity investments                         $19,299,469  29,411,649  19,577,265  33,930,080
                                                  ==========  ==========  ==========  ==========

- --  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.
    Interest rates on convertible notes range from 8% to 10.5%.






Marketable Equity Securities
- ----------------------------

At December 31, 1994 and 1993, marketable equity securities had aggregate costs of $9,713,832 and $6,787,654, respectively, and aggregate fair values of $17,350,086 and $17,054,882, respectively. The net unrealized gain at December 31, 1994 and 1993 included gross gains of $10,000,499 and $10,270,653, respectively.

Angenics, Inc.
- --------------

During 1994, all assets collateralizing the note were sold.
Based on expected net proceeds to the Partnership after payments to other secured creditors, the Managing General Partners determined that collection of the convertible notes receivable is unlikely and accordingly recorded a realized loss of $149,765.

Aprex Corporation
- -----------------

Based on the Managing General Partners' opinion, there has been an other than temporary decline in Partnership investment value.
Accordingly, a write-down of $122,330 was recorded in late 1994.

Biex, Inc.
- ----------

In October 1994, the Partnership purchased 63,907 Series B Preferred shares in the company at a total cost of $63,907. The purchase price consisted of $31,395 in cash and the conversion of a note issued in June 1994, including interest, of $32,512. The Partnership also received warrants to purchase 23,540 Series B Preferred shares at an exercise price of $1.00 per share. The pricing of the Series B financing in which other investors participated indicated an increase in fair value of $44,872 for the Partnership's existing investments.

Crystallume
- -----------

During the first quarter of 1994, the Partnership granted a convertible note of $65,000 to the company. In March 1994, Crystallume completed its initial public offering (IPO) at an initial offering price of $5.40 per common share. In conjunction with the IPO, the Partnership's convertible note, accrued interest, and preferred stock holdings converted into 348,611 common shares. The Partnership recorded an unrealized fair value decrease of $1,006,238 to reflect the market value of $1,183,173 at December 31, 1994. The market value reflects a 25% discount for restricted stock. The Managing General Partners continue to believe the company is capable of a higher future value.

CV Therapeutics, Inc.
- ---------------------

In March 1994, the Partnership invested in CV Therapeutics, Inc.
by purchasing 125,000 Series D Preferred shares at a total cost of $250,000.

EROX Corporation
- ----------------

During the first quarter of 1994, the Partnership sold all of its holdings in the company for total proceeds of $193,437 and a realized gain of $83,437.

Everest & Jennings International Ltd./Medical Composite
- --------------------------------------------------------
Technology, Inc.
- ----------------

In January 1994, Medical Composite Technology, Inc. ("MCT") was acquired by Everest & Jennings International Ltd. ("E & J"). The Partnership's Series C Preferred shares in MCT as well as convertible notes including accrued interest were exchanged for 592,721 shares of unrestricted E & J common stock while the warrants for the Series C Preferred shares were canceled. The Partnership recorded a decrease in fair value of $318,636 to reflect the market value at December 31, 1994.

Geoworks
- --------

In June 1994, Geoworks completed its IPO at $6.00 per share.
This enabled the Partnership to record an unrealized fair value increase of $672,944 which reflected the market value of $4,573,887 at December 31, 1994. The market value reflects a 25% discount for restricted stock.

Various transactions occurred prior to the IPO. In February 1994, the Partnership exchanged a $364,105 convertible note receivable for 64,443 shares of Series E Preferred stock and received repayment of the outstanding interest balance. In March 1994, the Partnership purchased 51,219 shares of common stock for $179,267. In April 1994, the company had a three-for-four reverse stock split. In conjunction with the IPO, the Partnership's $371,535 convertible note, accrued interest, and preferred stock holdings converted into 635,530 common shares.
In addition, the Partnership net exercised its warrants and received 145,266 common shares and recorded a realized gain of $156,494 on the transaction.

Lifecell Corporation
- --------------------

During the first quarter of 1994, the Partnership along with other Lifecell investors, settled a lawsuit previously filed by the company's minority shareholders. The settlement required the Partnership to transfer 28,688 shares of the company's common stock to the minority shareholders. The Partnership recorded a fair value decrease of $1,937,129, which consisted of a $248,868 decrease related to the settlement and a decrease in fair value of $1,688,261 for the remaining unrestricted shares at December 31, 1994.

In November 1994, the Partnership made an additional investment in the company by purchasing 12,500 Redeemable Series A Preferred shares and receiving 12,500 common share warrants at a total cost of $250,000.

Nanodyne, Inc.
- --------------

In January 1994, the Partnership made an additional investment in the company by purchasing 37,264 Series B Preferred shares at a total cost of $81,515. In May and October 1994, the Partnership also funded convertible notes totaling $87,158.

Oculon Corporation
- ------------------

In late 1994, the company suspended its clinical trials due to unexpected negative test results on its lead compound. As a result of this outcome, the Managing General Partners have determined that there has been a decline in value of the Partnership's investment. Accordingly, the Partnership has written off its investment of $460,000 of which $350,000 was outstanding as of January 1, 1994.

Paradigm Biosciences, Inc.
- --------------------------

In December 1994, the Partnership exercised its warrants to purchase 107,526 Series A Preferred shares. The total recorded cost basis and fair value of $135,332 included the cash exercise price of $133,332 at $1.24 per share and the warrant cost basis of $2,000.

PHERIN Corporation
- ------------------

Based on the Managing General Partners' reassessment of a prior round of financing, the Partnership has valued the investment at cost resulting in a fair value decrease of $500,000.

PolyMedica Industries, Inc.
- ---------------------------

In October 1994, PolyMedica Industries, Inc. declared a 5% stock dividend and the Partnership received an additional 20,875 common shares. The Partnership recorded a decrease in fair value of $461,752 to reflect the market value at December 31, 1994.

Sleep Physiology Services
- -------------------------

In December 1994, Sleep Physiology Services was acquired by a third party. Equity investors did not receive any value from the acquisition; however, the Partnership received proceeds totaling $100,000 for notes receivable which had been previously written off. Additional proceeds may be received after December 31, 1994, which will be recorded as recoveries from investments when received.

Spectrascan Imaging Services, Inc.
- ----------------------------------

In December 1994, the Partnership purchased 75,000 Class A Preferred shares from the company at a total cost of $225,000.
In addition, it converted 75% of its secured notes receivable and subordinated notes receivable (including a subordinated note of $37,285 issued in August 1994), plus interest, into 31,404 Class B Preferred shares, and the remaining 25% into 1,242 Class C Preferred shares. The currently owned Class A Series B and Class A Series C Preferred shares were converted into 40,850 Class C Preferred shares. The Partnership also received 12,611 Class A Common shares based on its ownership percentage in the newly issued Class C Preferred shares. All existing warrants were canceled.

The December 1994 Class A Preferred share financing round, in which new investors participated, resulted in an increase in the change in fair value of $195,436 for the Partnership's investments.

Telios Pharmaceuticals, Inc.
- ----------------------------

A significant portion of the Partnership's holdings (502,774 shares) were sold in early 1994 for a realized gain of $864,844. In late 1994, the company announced unsatisfactory clinical trial results which generated a decline in value in the Managing General Partners' opinion. Accordingly, the Partnership has recorded a $98,567 realized loss on the 90,559 shares remaining.

TheraTx, Inc.
- -------------

During 1994, the Partnership sold a portion of its investment in the company for $3,096,852 resulting in total realized gains of $2,594,797. The Partnership also recorded an increase in fair value of $770,921, mainly related to the increase in value of the remaining unrestricted, marketable shares at December 31, 1994, partially offset by the gain realized from the sale mentioned above.

In May 1994, the Partnership received 19,116 common warrants in conjunction with a note receivable funding. During the same month, the company announced a common stock three-for-one reverse split. In June 1994, TheraTx, Inc. completed its IPO. Immediately prior to the IPO, the Partnership cash exercised both its common and preferred warrants and received 46,372 common shares; a cost basis of $123,623 was recorded for these shares. The Partnership's existing preferred stock holdings were converted into 217,774 shares of common stock. The Partnership sold 54,103 common shares into the offering for total proceeds of $603,789 resulting in a realized gain of $442,349. Then in December 1994, the Partnership sold an additional 129,000 common shares for $2,493,063 resulting in a realized gain of $2,152,445. Approximately $128,000 of the sales price was an unsettled trade at December 31, 1994 and was included in "Other Assets" on the Balance Sheet.

UroMed Corporation
- ------------------

In March 1994, UroMed Corporation completed its IPO. As a result, the Partnership's preferred stock holdings were converted into 109,942 shares of unrestricted common stock with a cost basis of $174,993. Then in December 1994, the Partnership sold 50,000 common shares for $253,969 resulting in a realized gain of $174,385. Approximately $219,000 of the sales price was an unsettled trade at December 31, 1994 and was included in "Other Assets" on the Balance Sheet. The Partnership recorded a decrease in fair value of $223,723, a portion of which was realized from the sale mentioned above, with the remainder related to the decrease in the value of the remaining unrestricted, marketable shares at December 31, 1994.

Velocity Incorporated
- ---------------------

During the first nine months of 1994, the Partnership issued $250,000 in convertible notes to the company and received various warrants to purchase common shares. Then, in late 1994, the Partnership made an additional $500,000 investment. This investment, together with all the existing convertible notes, including interest, were used to purchase 6,286,325 Series A Preferred shares with a total cost basis of $1,034,337. All existing warrants were canceled as part of the conversion.

YES! Entertainment
- -------------------

In May 1994, the company completed a new round of equity financing in which the Partnership did not participate. The investment fair value has been adjusted to reflect the valuation from this round of financing.

Venture Capital Limited Partnership Investments
- -----------------------------------------------

The Partnership recorded a cost basis decrease of $452,618 in venture capital limited partnership investments during 1994. The decrease was a result of distributions of cash totaling $85,043 and stock with a fair value of $632,264, partially offset by additional contributions of $264,689. The Partnership recorded a change in fair value increase of $594,916 due to a net increase in the fair value of the underlying investments of certain venture capital limited partnerships, partially offset by the effects described above.

The stock distributions mentioned above were for Powersoft Corporation, ChemTrak, Inc. and Illinois Superconductor common shares. These shares were subsequently sold in late 1994 for $654,282 and total realized gains of $22,018. Approximately $394,000 of the sales price was an unsettled trade at December 31, 1994 and was included in "Other Assets" on the Balance Sheet.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

6.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1994 and 1993, secured notes receivable consisted of:

                                              1994         1993
                                              ----         ----

Secured notes receivable                  $       --   2,082,108
Accrued interest                                  --      58,725
Unamortized discount related to warrants          --     (19,597)
                                           ---------   ---------
  Total secured notes receivable,
   net (cost basis)                               --   2,121,236

  Allowance for loan losses                       --    (136,000)
                                           ---------   ---------

  Total secured notes receivable,
   net (fair value)                       $       --   1,985,236
                                           =========   =========

During 1994, all outstanding notes were repaid or converted into equity investments.

In 1994, the Partnership received a loan extension fee of $125,000, which was recorded as other notes receivable income.

Changes in the allowance for loan losses were as follows:



                                             1994          1993
                                             ----          ----

Balance, beginning of year                $ 136,000      142,000
                                            -------      -------

(Decrease) increase in
 provision for loan losses                 (236,000)      94,000

Secured notes receivable write-offs:
  Medical/biotechnology                          --     (100,000)

Recoveries of previous write-offs:
  Medical/Biotechnology                     100,000           --
                                            -------      -------

Change in net unrealized fair value of
 secured notes receivable                  (136,000)      (6,000)
                                            -------      -------

Balance, end of year                      $      --      136,000
                                            =======      =======


The (decrease) increase in provision for loan losses is comprised of realized loan losses, net of recognized recoveries, and the change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partners.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

In 1994, the Partnership recovered secured notes receivable totaling $100,000 related to Sleep Physiology Services as discussed in Note 5.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1994 and 1993 consisted of:


                                            1994         1993
                                            ----         ----

Demand accounts                           $    3,059    18,059
Money-market accounts                      4,046,870    55,831
                                           ---------    ------
  Total                                   $4,049,929    73,890
                                           =========    ======

8.  Short-term Borrowings
    ---------------------

The Partnership maintains a margin account with a brokerage firm. At December 31, 1994, the borrowing capacity, which fluctuates based on collateral value, was approximately $2,325,000. The maximum and weighted average amounts outstanding on this account during 1994 were $1,730,817 and $375,864, respectively. In 1993, the maximum and weighted average amounts were $225,000 and $9,246, respectively. The Partnership had no outstanding balance at December 31, 1994. The year-end and weighted average interest rates during 1994 were 9% and 6.85%, respectively. In 1993, the year-end and weighted average interest rates were both 6.5%. Interest expense of $26,794 and $601 were recorded in 1994 and 1993, respectively. The Partnership's investment in ICU Medical, Inc. is pledged as collateral.

9.  Distributions Payable
    ---------------------

The Managing General Partners declared distributions for Unit holders as of December 31, 1994, based upon Partnership performance during 1994. Unnegotiated distribution checks, if any, after a reasonable amount of time are recorded as other liabilities on the Balance Sheets. The December 31, 1994 distributions payable of $1,673,084 will be paid to Limited and General Partners in late March 1995.

10. Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1994, the Partnership had unfunded commitments of $87,496 for venture capital limited partnership investments.

The Partnership uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend financing are agreements to lend to a company as long as there are no violations of any conditions established in the contract. The credit lines generally have fixed termination dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. All convertible and secured note commitments funded require collateral specified in the agreements.

In July 1994, the Partnership agreed to guarantee for a two-year period a $2 million loan between a financial institution and a portfolio company in the medical/biotechnology industry. The Partnership has received a guarantee fee of $125,000, which is recorded as deferred income and is being amortized into other notes receivable income over the two-year period. While the Partnership expects the portfolio company to repay the loan to the financial institution, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 17, 1995    By:       /s/Frank R. Pope
                               --------------------------------
                                 Frank R. Pope
                                 Executive Vice President and
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

   /s/Charles R. Kokesh       President, Chief     March 17, 1995
- ------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Frank R. Pope           Executive Vice       March 17, 1995
- ------------------------      President, Chief
Frank R. Pope                 Financial Officer,
                              Secretary and a
                              Director of Technology
                              Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.

   /s/Gregory T. George       Group Vice President March 17, 1995
- --------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.