Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1995-05-12
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-48

                TECHNOLOGY FUNDING PARTNERS III, L.P.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Delaware                            94-3033783
- ------------------------------      ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
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

No active market for the units of limited partnership interest ("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                        (unaudited)
                                          March 31,      December 31,
                                            1995            1994
                                          --------       -----------
ASSETS

Equity investments (cost basis
 of $19,323,324 and $19,299,469 for
 1995 and 1994, respectively)          $30,450,902        29,411,649

Cash and cash equivalents                3,331,908         4,049,929

Other assets                                 2,782           743,924
                                        ----------        ----------

     Total                             $33,785,592        34,205,502
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    34,652            25,839

Due to related parties                      20,432            44,572

Distributions payable                           --         1,673,084

Deferred income                             78,125            93,750

Other liabilities                           19,682            19,362
                                        ----------        ----------

     Total liabilities                     152,891         1,856,607

Commitments, contingencies and
 subsequent event (Notes 2, 5 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1995 and 1994)                22,505,123        22,269,799
 General Partners                               --           (33,084)
 Net unrealized fair value increase
   from cost of equity investments      11,127,578        10,112,180
                                        ----------        ----------

     Total partners' capital            33,632,701        32,348,895
                                        ----------        ----------

     Total                             $33,785,592        34,205,502
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                                1995        1994
                                                ----        ----
Income:
 Notes receivable interest                $       --      90,508
 Short-term investment interest               43,821         403
 Other income                                 18,937       1,524
                                           ---------   ---------
  Total income                                62,758      92,435


Costs and expenses:
 Management fees                              85,514      90,019
 Individual general partners'
  compensation                                 7,500       7,500
 Operating expenses:
  Administrative and
   investor services                          68,943     113,520
  Investment operations                       54,329     106,639
  Computer services                           19,077      32,644
  Professional fees                           12,074      16,915
                                           ---------   ---------
    Total operating expenses                 154,423     269,718
                                           ---------   ---------

    Total costs and expenses                 247,437     367,237
                                           ---------    --------

Net operating loss                          (184,679)   (274,802)

 Net realized gain from sales of
  investments                                453,087      83,437
                                           ---------   ---------

Net realized income (loss)                   268,408    (191,365)

Change in net unrealized
 fair value:
  Equity investments                       1,015,398  (2,688,153)
  Secured notes receivable                        --     (19,000)
                                           ---------   ---------

Net income (loss)                         $1,283,806  (2,898,518)
                                           =========   =========

Net realized income (loss) per Unit       $        1          (1)
                                           =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                          1995             1994
                                          ----             ----

Cash flows from operating activities:
 Interest received                    $    44,279          79,888
 Cash paid to vendors                     (26,877)        (59,084)
 Cash paid to related parties            (234,844)       (313,012)
                                        ---------       ---------

  Net cash used by operating
   activities                            (217,442)       (292,208)
                                        ---------      ----------

Cash flows from investing activities:
 Secured notes receivable issued               --        (684,959)
 Purchase of equity investments          (150,252)       (760,747)
 Repayments of convertible and
  secured notes receivable                     --         174,128
 Proceeds from sales of investments     1,321,281         193,437
 Distributions from venture capital
  limited partnerships                      1,476          16,651
                                        ---------       ---------

  Net cash provided (used) by
   investing activities                 1,172,505      (1,061,490)
                                        ---------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                             (1,673,084)             --
 Proceeds from short-term
  borrowings, net                              --       1,358,623
                                        ---------       ---------

  Net cash (used) provided
   by financing activities             (1,673,084)      1,358,623
                                        ---------       ---------

Net (decrease) increase in
 cash and cash equivalents               (718,021)          4,925

Cash and cash equivalents at beginning
 of year                                4,049,929          73,890
                                        ---------       ---------

Cash and cash equivalents at March 31 $ 3,331,908          78,815
                                        =========       =========

See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                             1995               1994
                                             ----               ----

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                        $ 1,283,806      (2,898,518)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Net realized gain from sales of
   investments                              (453,087)        (83,437)
  Change in net unrealized fair value:
   Equity investments                     (1,015,398)      2,688,153
   Secured notes receivable                       --          19,000
  Other changes, net                         (32,763)        (17,406)
                                           ---------       ---------

Net cash used by operating activities    $  (217,442)       (292,208)
                                           =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1995 and December 31, 1994 and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 1995 and 1994 were as follows:


                                           1995              1994
                                           ----              ----
Management fees                          $ 85,514            90,019
Reimbursable operating expenses           117,690           215,776
Individual general partners'
 compensation                               7,500             7,500


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $6,988 due from related parties at March 31, 1995 for such expenses compared to $15,526 due to related parties at December 31, 1994.

Amounts due to related parties for management fees payable were $27,420 and $29,046 at March 31, 1995 and December 31, 1994, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1995, the Partnership had an indirect interest in such non-transferable PolyMedica options at an exercise price higher than the current market value.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through March 31, 1995 consisted of:




                                                            January 1 -
                                                            March 31, 1995
                                            Principal       --------------
                                Investment  Amount or     Cost          Fair
Industry/Company      Position    Date      Shares        Basis         Value
- ----------------      --------  ----------  ---------     -----         -----

Balance at January 1, 1995                                $19,299,469   29,411,649
                                                           ----------   ----------

Significant changes:

Computer Systems and Software
- -----------------------------
Geoworks              Common       01/92-
                      shares       06/94        875,110             0    1,437,390
Velocity              Convertible
 Incorporated         note (1)     03/95       $125,000       125,042      125,042

Electronic Design Automation
- ----------------------------
IKOS Systems, Inc.    Common
                      shares       03/92          8,294       (15,866)     (19,026)

Industrial/Business Automation
- ------------------------------
Crystallume           Common
                      shares       03/94        348,611             0     (379,380)
Oxford GlycoSystems   Common
                      shares       08/93        266,934             0     (286,416)

Medical/Biotechnology
- ---------------------
Lifecell              Common
 Corporation          shares       02/92        252,923             0       50,585
Matrix                Warrants
 Pharmaceuticals,     for common
 Inc.                 shares
                      at $.23;
                      exercised
                      01/95        04/90          1,905             0      (24,422)
Matrix
 Pharmaceuticals,     Common       01/92 &
 Inc.                 shares       01/95        321,633           438      (36,250)
PolyMedica            Common
 Industries, Inc.     shares       03/92        438,365             0      988,513
SyStemix, Inc.        Common       08/91 &
                      shares       01/92         66,986             0     (242,824)
TheraTx, Inc.         Common
                      shares       06/94         70,043       (16,500)    (345,180)
UroMed                Common
 Corporation          shares       03/94         59,942       (95,409)    (277,232)

                                                           ----------   ----------

Total significant changes during the three months
 ended March 31, 1995                                          (2,295)     990,800

Other changes, net                                             26,150       48,453
                                                           ----------   ----------

Total equity investments at March 31, 1995                $19,323,324   30,450,902
                                                           ==========   ==========

(1) Convertible notes include accrued interest. The interest rate on note issued in 1995 was 12%.




Marketable Equity Securities
- ----------------------------

At March 31, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $9,623,152 and $9,713,832, respectively, and aggregate fair values of $18,249,263 and $17,350,086, respectively. The net unrealized gains at March 31, 1995 and December 31, 1994 included gross gains of $10,986,849 and $10,000,499, respectively.

IKOS Systems Inc.
- -----------------

During the first quarter of 1995, the Partnership sold all of its holdings in the company for total proceeds of $24,882 and a realized gain of $9,016.

Matrix Pharmaceuticals, Inc.
- ----------------------------

In January 1995, the Partnership cash exercised its warrant to purchase 1,905 common shares, resulting in a recorded cost basis of $438. The Partnership also recorded a decrease in fair value of $60,672 to reflect the unrestricted market value at March 31, 1995.

Oxford GlycoSystems
- -------------------

In March 1995, the company had a new round of equity financing in which the Partnership did not participate. The pricing of this round indicated a decrease in the change in fair value of $286,416 for the Partnership's existing investments.


TheraTx, Inc.
- -------------

In January 1995, the Partnership sold 11,000 common shares of TheraTx, Inc. for total proceeds of $214,500 and a realized gain of $198,000. The Partnership also received proceeds of $127,750 from sales prior to December 31, 1994, which have been settled. The Partnership recorded a decrease in unrealized fair value of $345,180 during the first quarter of 1995, a portion was realized related to the sale mentioned above, with the remainder due to a change in the market value of the remaining unrestricted shares at March 31, 1995.

UroMed Corporation
- ------------------

In January 1995, the Partnership sold its remaining holdings in the company for total proceeds of $341,314 and a realized gain of $245,905. The Partnership also received proceeds of $218,660 from sales prior to December 31, 1994, which have been settled.

Velocity Incorporated
- ---------------------

In March 1995, the Partnership issued a convertible note of $125,000 to the company and received warrants to purchase 12,500 common shares at an exercise price of $1.00 per share.

Other Equity Investments
- ------------------------

Other significant changes during the quarter ended March 31, 1995 reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

The Partnership also received proceeds of $394,009 in January 1995 from sales of Powersoft Corporation prior to December 31, 1994, which have been settled.

4.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at March 31, 1995 and December 31, 1994 consisted of:


                                       1995          1994
                                       ----          ----

Demand accounts                     $       --         3,059
Money-market accounts                3,331,908     4,046,870
                                     ---------     ---------
  Total                             $3,331,908     4,049,929
                                     =========     =========

5.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1995, the Partnership had unfunded commitments of $79,683 for venture capital limited partnership investments.

In July 1994, the Partnership agreed to guarantee for a two-year period a $2 million loan between a financial institution and a portfolio company in the medical/biotechnology industry. The Partnership has received a guarantee fee of $125,000, which is recorded as deferred income and is being amortized as other income over the two-year period. While the Partnership expects the portfolio company to repay the loan to the financial institution, if the portfolio company fails to do so, the Partnership may be liable up to the guarantee amount.

6.     Subsequent Event
       ----------------

Subsequent to March 31, 1995, the Partnership sold 275,000 common shares of Geoworks for total proceeds of $2,483,919 and a realized gain of $2,025,586.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1995, net cash used by operations totaled $217,442. The Partnership paid management fees of $87,140 to the Managing General Partners and reimbursed related parties for operating expenses of $140,204. In addition, $7,500 was paid to the individual general partners as compensation for their services. Other operating expenses of $26,877 were paid and $44,279 in interest income was received. Distributions totaling $1,673,084 were paid to Limited and General Partners.

During the three months ended March 31, 1995, the Partnership funded equity investments of $150,252 primarily to a portfolio company in the computer systems and software industry. Proceeds from the sale of investments were $1,321,281 of which $740,419 related to sales prior to December 31, 1994, which have been settled. As of March 31, 1995, the Partnership was committed to fund $79,683 in venture capital limited partnership investments.

The Partnership maintains a margin account with a brokerage firm. At March 31, 1995, the maximum borrowing capacity, which fluctuates based on collateral value, was approximately $2,325,000. The Partnership's ICU Medical, Inc. shares were pledged as collateral. The Partnership did not draw on this account during the three months ended March 31, 1995.

Cash and cash equivalents at March 31, 1995 were $3,331,908. Cash reserves, interest income on short-term investments, future proceeds from sales of equity investments and borrowing capacity from the margin account are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $1,283,806 for the three months ended March 31, 1995 compared to a net loss of $2,898,518 during the same period in 1994. The change was primarily due to a $3,703,551 increase in the change in net unrealized fair value of equity investments, a $369,650 increase in net realized gain from sales of investments, and a $115,295 decrease in total operating expenses.

During the quarter ended March 31, 1995, the increase in fair value of equity investments of $1,015,398 was primarily due to a portfolio company in the computer systems and software industry, partially offset by portfolio companies in the industrial/business automation industry. During the same period in 1994, the decrease of $2,688,153 was primarily due to portfolio companies in the medical/biotechnology, industrial/business automation and communications industries, partially offset by a portfolio company in the computer systems and software industry.

Net realized gain from sales of investments was $453,087 and $83,437 for the quarters ended March 31, 1995 and 1994, respectively. The 1995 gain primarily related to sales of UroMed Corporation and TheraTx, Inc. The 1994 gain related to sales of EROX Corporation.

Operating expenses were $154,423 and $269,718 during the three months ended March 31, 1995 and 1994, respectively. The decrease was primarily due to lower investment operations and administrative and investor services expenses from lower overall portfolio activities.

Total income decreased to $62,758 during the three months ended March 31, 1995 from $92,435 for the same period in 1994. The decrease was primarily due to lower notes receivable interest as there was no note receivable balance in 1995. This decrease was partially offset by higher short-term investment interest from investment sale proceeds.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer