Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1995-08-11
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                        (unaudited)
                                          June 30,       December 31,
                                            1995            1994
                                          --------       -----------
ASSETS

Equity investments (cost basis
 of $19,242,360 and $19,299,469 for
 1995 and 1994, respectively)          $31,916,700        29,411,649

Cash and cash equivalents                4,984,241         4,049,929

Other assets                                    --           743,924
                                        ----------        ----------

     Total                             $36,900,941        34,205,502
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    17,877            25,839

Due to related parties                      37,719            44,572

Distributions payable                           --         1,673,084

Deferred income                             62,500            93,750

Other liabilities                           22,942            19,362
                                        ----------        ----------

     Total liabilities                     141,038         1,856,607

Commitments, contingencies and
 subsequent event (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1995 and 1994)                24,085,563        22,269,799
 General Partners                               --           (33,084)
 Net unrealized fair value increase
   from cost of equity investments      12,674,340        10,112,180
                                        ----------        ----------

     Total partners' capital            36,759,903        32,348,895
                                        ----------        ----------

     Total                             $36,900,941        34,205,502
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                              For the Three              For the Six
                                              Months Ended               Months Ended
                                                June 30,                   June 30,
                                        ------------------------     -------------------
                                             1995        1994            1995          1994
                                             ----        ----            ----          ----
Income:
 Notes receivable interest             $   54,617      99,104            57,930        189,612
 Short-term investment interest            84,351       1,456           128,171          3,383
 Other income                              15,625          --            31,250             --
                                        ---------   ---------         ---------      ---------
  Total income                            154,593     100,560           217,351        192,995


Costs and expenses:
 Management fees                           84,464      86,145           169,978        176,164
 Individual general partners'
  compensation                              9,000      13,500            16,500         21,000
 Operating expenses:
  Administrative and investor services     83,190     141,087           152,133        245,973
  Investment operation                     52,020      99,494           106,349        206,133
  Professional fees                        29,271      29,581            41,345         46,496
  Computer services                        19,140      20,529            38,217         53,173
  Interest expense                             --      18,151                --         26,785
                                        ---------   ---------         ---------      ---------

    Total operating expenses              183,621     308,842           338,044        578,560
                                        ---------   ---------         ---------      ---------

    Total costs and expenses              277,085     408,487           524,522        775,724
                                        ---------   ---------         ---------      ---------

Net operating loss                       (122,492)   (307,927)         (307,171)      (582,729)

 Net realized gain from sales
  of equity investments                 2,025,442   1,476,903         2,478,529      1,560,340
 Realized losses from investment
  write-downs                            (365,092)   (149,765)         (365,092)      (149,765)
 Recoveries from investments previously
  written off                              42,582      55,397            42,582         55,397
                                        ---------   ---------         ---------      ---------

Net realized income                     1,580,440   1,074,608         1,848,848        883,243

Change in net unrealized
 fair value:
  Equity investments                    1,546,762  (2,833,859)        2,562,160     (5,522,012)
  Secured notes receivable                     --      56,000                --         37,000
                                        ---------   ---------         ---------      ---------

Net income (loss)                      $3,127,202  (1,703,251)        4,411,008     (4,601,769)
                                        =========   =========         =========      =========

Net realized income per Unit           $       10           6                11              5
                                        =========   =========         =========      =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Six Months Ended June 30,
                                   ---------------------------------
                                          1995             1994
                                          ----             ----

Cash flows from operating activities:
 Interest received                    $   185,492         156,401
 Cash paid to vendors                    (100,291)       (171,376)
 Cash paid to related parties            (431,961)       (566,746)
                                        ---------       ---------

  Net cash used by operating
   activities                            (346,760)       (581,721)
                                        ---------       ---------

Cash flows from investing activities:
 Secured notes receivable issued               --        (927,296)
 Purchase of equity investments          (991,584)     (1,156,983)
 Repayments of convertible and
  secured notes receivable                125,000         544,833
 Proceeds from sales of
  equity investments                    3,819,264       2,781,166
 Recoveries of investments
  previously written off                       --          55,397
 Distributions from venture capital
  limited partnerships                      1,476          83,575
                                        ---------       ---------

  Net cash provided by
   investing activities                 2,954,156       1,380,692
                                        ---------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                             (1,673,084)             --
 Repayment of short-term
  borrowings, net                              --        (125,000)
                                        ---------       ---------

  Net cash used by financing
   activities                          (1,673,084)       (125,000)
                                        ---------       ---------

Net increase in cash and
 cash equivalents                         934,312         673,971

Cash and cash equivalents at beginning
 of year                                4,049,929          73,890
                                        ---------       ---------

Cash and cash equivalents at June 30  $ 4,984,241         747,861
                                        =========       =========

See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Six Months Ended June 30,
                                   ---------------------------------
                                             1995               1994
                                             ----               ----

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                        $ 4,411,008      (4,601,769)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                     (2,478,529)     (1,560,340)
  Recoveries from investments previously
   written off                               (42,582)        (55,397)
  Realized losses from investment
   write-downs                               365,092         149,765
  Change in net unrealized fair value:
   Equity investments                     (2,562,160)      5,522,012
   Secured notes receivable                       --         (37,000)
  Other, net                                      --          (4,939)

Changes in:
  Due to/from related parties                 (6,853)         30,530
  Other, net                                 (32,736)        (24,583)
                                           ---------       ---------

Net cash used by operating activities    $  (346,760)       (581,721)
                                           =========       =========

Non-cash investing activities:

Non-cash exercise of warrants            $        --         156,494
                                           =========       =========

Common stock recovered from equity
 investment previously written off       $    42,582              --
                                           =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1995 and December 31, 1994 and the related Statements of Operations for the three and six months ended June 30, 1995 and 1994, and Statements of Cash Flows for the six months ended June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement those included in the Annual Report on Form 10-
K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 1995 and 1994 were as follows:


                                           1995              1994
                                           ----              ----
Management fees                          $169,978           176,164
Reimbursable operating expenses           238,630           400,112
Individual general partners'
 compensation                              16,500            21,000


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $9,564 and $15,526 of such expenses due to related parties at June 30, 1995 and December 31, 1994, respectively.

Amounts due to related parties for management fees were $28,155 and $29,046 at June 30, 1995 and December 31, 1994, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1995, the Partnership had an indirect interest in such non-transferable PolyMedica options at an exercise price higher than the current market value.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through June 30, 1995 consisted of:




                                                            January 1 -
                                                            June 30, 1995
                                            Principal       --------------
                                Investment  Amount or     Cost          Fair
Industry/Company      Position    Date      Shares        Basis         Value
- ----------------      --------  ----------  ---------     -----         -----

Balance at January 1, 1995                                $19,299,469   29,411,649
                                                           ----------   ----------

Significant changes:

Communications
- --------------
Coded
 Communications       Common
 Corporation          share        04/93         72,727      (123,091)     (10,982)
Coded                 Common
 Communications       share
 Corporation          warrant
                      at $3.16;
                      expired
                      04/95        04/93         72,727        (2,000)           0

Computer Systems and Software
- -----------------------------
Geoworks              Common       01/92-
                      shares       06/94        600,110      (458,333)   2,165,348

Electronic Design Automation
- ----------------------------
IKOS Systems, Inc.    Common
                      shares       03/92          8,294       (15,866)     (19,026)

Environmental
- -------------
Conversion
 Technologies         Series A
 International,       Preferred
 Inc.                 shares       05/95        200,000       500,000      500,000

Industrial/Business Automation
- ------------------------------
Crystallume           Common
                      shares       03/94        348,611             0     (215,991)
Crystallume           Series A
                      Preferred
                      shares       05/95             50        50,000       50,000
Nanodyne, Inc.        Convertible  05/94&
                      notes        10/94        $87,158       (91,542)     (91,542)
Nanodyne, Inc.        Series B
                      Preferred
                      shares       04/95         42,126        92,150       92,150
Oxford GlycoSystems   Common
                      shares       08/93        266,934             0     (286,416)

Medical/Biotechnology
- ---------------------
Acusphere, Inc.       Series B
                      Preferred
                      shares       05/95        125,000       200,000      200,000
Biex, Inc.            Series C
                      Preferred
                      shares       06/95         83,334        83,334       83,334
ICU Medical, Inc.     Common       04/92&
                      shares       05/92        300,000             0     (532,500)
Lifecell              Common
 Corporation          shares       02/92        252,923             0      703,126
Matrix                Common
 Pharmaceuticals,     share
 Inc.                 warrant
                      at $.23;
                      exercised
                      01/95        04/90          1,905             0      (24,422)
Matrix
 Pharmaceuticals,     Common       01/92 &
 Inc.                 shares       01/95        321,633           438      314,331
Pharmos               Common
 Corporation          shares       04/95         56,776        42,582      143,643
PolyMedica            Common
 Industries, Inc.     shares       03/92        438,365             0      738,645
SyStemix, Inc.        Common       08/91 &
                      shares       01/92         66,986             0     (210,671)
TheraTx, Inc.         Common
                      shares       06/94         70,043       (16,500)    (731,817)
UroMed                Common
 Corporation          shares       03/94         59,942       (95,409)    (277,232)

Retail/Consumer Products
- ------------------------
YES! Entertainment    Series B
 Corporation          Preferred
                      shares       01/93        450,000      (300,000)    (225,000)
YES! Entertainment    Common
 Corporation          shares       06/95         33,333        99,999      125,999
                                                           ----------   ----------

Total significant changes during the six months
 ended June 30, 1995                                          (34,238)   2,490,977

Other changes, net                                            (22,871)      14,074
                                                           ----------   ----------

Total equity investments at June 30, 1995                 $19,242,360   31,916,700
                                                           ==========   ==========





Marketable Equity Securities
- ----------------------------

At June 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $10,859,078 and $9,713,832, respectively, and aggregate fair values of $22,174,852 and $17,350,086, respectively. The net unrealized gains at June 30, 1995 and December 31, 1994 included gross gains of $12,753,027 and $10,000,499, respectively.

Acusphere, Inc.
- ---------------

In May 1995, the Partnership invested in Acusphere, Inc. by purchasing 125,000 Series B Preferred shares at a total cost of $200,000.

Biex, Inc.
- ----------

In June 1995, the Partnership made an additional investment in Biex, Inc. by purchasing 83,334 Series C Preferred shares at a total cost of $83,334.

Coded Communications
- --------------------

During the second quarter of 1995, the Managing General Partners determined that there has been a decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $125,091. The Partnership also recorded a decrease in fair value of $10,982 to reflect the publicly-traded market value at June 30, 1995.

Conversion Technologies International, Inc.
- -------------------------------------------

In May 1995, the Partnership invested in Conversion Technologies
International, Inc. by purchasing 200,000 Series A Preferred shares at a total cost of $500,000.

Crystallume
- -----------

In May 1995, the Partnership made an additional investment in Crystallume by purchasing 50 Series A Preferred shares and received a warrant to purchase 5,000 common shares at a total cost of $50,000. The Partnership also recorded a decrease in fair value of $215,991 to reflect the publicly-traded market price of its common stock investment at June 30, 1995; a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

GeoWorks
- --------

In April 1995, the Partnership sold 275,000 common shares of GeoWorks for total proceeds of $2,483,918 and a realized gain of $2,025,585. The partnership recorded an increase in fair value of $2,165,348 at June 30, 1995 primarily due to an increase in market value of the remaining unrestricted shares at June 30, 1995, partially offset by a reduction due to the sale.

Subsequent to June 30, 1995, the Partnership sold 150,000 common shares of Geoworks for total proceeds of $2,255,000 and a realized gain of $1,934,600.

IKOS Systems Inc.
- -----------------

During the first quarter of 1995, the Partnership sold all of its holdings in the company for total proceeds of $24,882 and a realized gain of $9,016.

Matrix Pharmaceuticals, Inc.
- ----------------------------

In January 1995, the Partnership cash exercised its warrant to purchase 1,905 common shares, resulting in a recorded cost basis of $438. The Partnership also recorded a total increase in fair value of $289,909 to reflect the unrestricted market value at June 30, 1995.

Nanodyne, Inc.
- --------------

In April 1995, the Partnership converted $87,158 in notes issued in 1994 and $4,992 in accrued interest into 42,126 Series B Preferred shares.

Oxford GlycoSystems
- -------------------

In March 1995, the company had a new round of equity financing in which the Partnership did not participate. The pricing of this round indicated a decrease in the change in fair value of $286,416 for the Partnership's existing investments.

Pharmos Corporation/Oculon Corporation
- --------------------------------------

In March 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 56,776 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $42,582 cost basis of the Pharmos stock as a recovery from Oculon investments previously written off. An increase in fair value of $143,643 reflected the market value of the Pharmos stock at June 30, 1995.

TheraTx, Inc.
- -------------

In January 1995, the Partnership sold 11,000 common shares of TheraTx, Inc. for total proceeds of $214,665 and realized a gain of $198,165. The Partnership also received proceeds of $127,750 from sales prior to December 31, 1994, which have been settled. The Partnership recorded a decrease in unrealized fair value of $731,817 at June 30, 1995, a portion was realized related to the sale mentioned above, with the remainder due to a decrease in the market value of the remaining unrestricted shares at June 30, 1995.

UroMed Corporation
- ------------------

In January 1995, the Partnership sold its remaining holdings in the company for total proceeds of $341,314 and realized a gain of $245,905. The Partnership also received proceeds of $218,660 from sales prior to December 31, 1994, which have been settled.

YES! Entertainment Corporation
- ------------------------------

In June 1995, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a 1-for-15 reverse stock split. The Partnership's Series B Preferred shares were converted into 33,333 common shares. The Managing General Partners determined that there has been a decline in value of the Partnership's investment; as a result, a realized loss of $200,001 was recorded. The loss reflects the fact that the stock will be restricted for two years.

Other Equity Investments
- ------------------------

Other significant changes during the six months ended June 30, 1995 reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

The Partnership also received proceeds of $394,009 in January 1995 from sales of Powersoft Corporation prior to December 31, 1994, which have been settled.

4.  Notes Receivable Interest Income
    --------------------------------

Included in the three months ended June 30, 1995 notes receivable interest income balance of $54,617 was approximately $50,000 in interest income recovered from a portfolio company in the medical/biotechnology industry which had been previously written off.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at June 30, 1995 and December 31, 1994 consisted of:

                                       1995          1994
                                       ----          ----

Demand accounts                     $    8,454         3,059
Money-market accounts                4,975,787     4,046,870
                                     ---------     ---------
  Total                             $4,984,241     4,049,929
                                     =========     =========

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1995, the Partnership had unfunded commitments of $166,666 and $46,870 for equity and venture capital limited partnership investments, respectively.

In July 1994, the Partnership agreed to guarantee for a two-year period a $2 million loan between a financial institution and a portfolio company in the medical/biotechnology industry. The Partnership has received a guarantee fee of $125,000, which is recorded as deferred income and is being amortized as other income over the two-year period. During the six months ended June 30, 1995, $31,250 was recorded as other income. In June 1995, the Partnership also agreed to guarantee a $375,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. While the Partnership expects the portfolio companies to repay the loan or line of credit, if the portfolio companies fail to do so, the Partnership may be liable up to the guarantee amounts.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, net cash used by operations totaled $346,760. The Partnership paid management fees of $170,869 to the Managing General Partners and reimbursed related parties for operating expenses of $244,592. In addition, $16,500 was paid to the individual general partners as compensation for their services. Other operating expenses of $100,291 were paid and $185,492 in interest income was received. Distributions totaling $1,673,084 were paid to Limited and General Partners.

During the six months ended June 30, 1995, the Partnership funded equity investments of $991,584 primarily to portfolio companies in the environmental and medical/biotechnology industries. Repayments of convertible and secured notes receivable provided cash of $125,000. Proceeds from the sales of equity investments were $3,819,264 of which $740,419 related to sales prior to December 31, 1994, which have been settled. As of June 30, 1995, the Partnership was committed to fund $166,666 and $46,870 in equity and venture capital limited partnership investments, respectively.

The Partnership maintains a margin account with a brokerage firm. At June 30, 1995, the maximum borrowing capacity, which fluctuates based on collateral value, was approximately $2,118,750. The Partnership's ICU Medical, Inc. shares are pledged as collateral. The Partnership did not draw on this account during the six months ended June 30, 1995.

During the first half of 1995, YES! Entertainment Corporation completed its initial public offering ("IPO"). Although the Partnership's holdings in YES! Entertainment Corporation are subject to selling restrictions, the IPO indicates potential future liquidity for this investment.

Cash and cash equivalents at June 30, 1995 were $4,984,241. Cash reserves, interest income on short-term investments, future proceeds from sales of equity investments and borrowing capacity from the margin account are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $3,127,202 for the three months ended June 30, 1995 compared to a net loss of $1,703,251 during the same period in 1994. The change was primarily due to a $4,380,621 increase in the change in net unrealized fair value of equity investments, a $548,539 increase in net realized gain from sales of equity investments and a $125,221 decrease in operating expenses. These changes were partially offset by a $215,327 increase in realized losses from investment write-downs.

During the quarter ended June 30, 1995, the increase in fair value of equity investments of $1,546,762 was mostly attributable to increases in portfolio companies in the computer systems and software industry. During the same period in 1994, the decrease of $2,833,859 was primarily due to decreases in portfolio companies in the medical/biotechnology industry.

Net realized gains from sales of equity investments were $2,025,442 and $1,476,903 for the three months ended June 30, 1995 and 1994, respectively. The 1995 gain mostly related to sales of GeoWorks. The net gain in 1994 mostly related to sales of Telios Pharmaceuticals, Inc. and TheraTx, Inc. investments.

Operating expenses were $183,621 for the three months ended June 30, 1995 compared to $308,842 for the same period in 1994. The decrease was primarily due to lower administrative and investor services expenses from decreased portfolio activities.

During the quarter ended June 30, 1995, the Partnership recorded realized losses from investment write-downs of $365,092 related primarily to equity investments for portfolio companies in the retail/consumer products and communications industries. During the same period in 1994, such losses totaled $149,765 related to equity investments in Angenics, Inc.

Total income was $154,593 and $100,560 during the quarters ended June 30, 1995 and 1994, respectively. The increase of $82,895 in short-term investment interest was mainly from investment sale proceeds. This increase was partially offset by a $44,487 decrease in notes receivable interest. Included in the 1995 balance of $54,617 was approximately $50,000 in interest income related to a secured note receivable previously written off from a portfolio company in the medical/biotechnology industry. The overall decrease was due to lower outstanding convertible and secured notes receivable balances.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net income was $4,411,008 for the six months ended June 30, 1995 compared to a net loss of $4,601,769 for the same period in 1994. The change was primarily due to a $8,084,172 increase in the change in net unrealized fair value of equity investments, a $918,189 increase in net realized gain from sales of equity investments, and a $240,516 decrease in operating expenses. These changes were partially offset by a $215,327 increase in realized losses from investment write-downs as discussed in the above section.

During the six months ended June 30, 1995, the increase in fair value of equity investments of $2,562,160 was primarily attributable to increases in portfolio companies in the computer systems and software and medical/biotechnology industries, partially offset by decreases in portfolio companies in the industrial/business automation industry. During the same period ended June 30, 1994, the decrease of $5,522,012 was primarily due to decreases in portfolio companies in the medical/biotechnology and industrial/business automation industries.

Net realized gain from sales of equity investments was $2,478,529 for the six months ended June 30, 1995 compared to $1,560,340 for the same period in 1994. The net gain in 1995 mostly related to sales of GeoWorks and UroMed Corporation investments. The net gain in 1994 mostly related to investment sales of Telios Pharmaceuticals, Inc. and TheraTx, Inc.

Operating expenses were $338,044 for the six months ended June 30, 1995 compared to $578,560 for the same period in 1994. The decrease was primarily due to lower administrative and investor services expenses from lower overall portfolio activities.

Total income was $217,351 and $192,995 during the six months ended June 30, 1995 and 1994, respectively. The increase of $124,788 in short-term investment interest was mainly from investment sale proceeds. This increase was more than offset by a $131,682 decrease in notes receivable interest. Included in the 1995 balance of $57,930 was approximately $50,000 in interest income related to a secured note receivable previously written off from a portfolio company in the medical/biotechnology industry. The overall decrease was due to lower outstanding convertible and secured notes receivable balances.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the six months ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer