Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1995-11-13
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-48

                TECHNOLOGY FUNDING PARTNERS III, L.P.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Delaware                            94-3033783
------------------------------      ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                        September 30,    December 31,
                                            1995            1994
                                        ------------     -----------
ASSETS

Equity investments (cost basis
 of $19,117,765 and $19,299,469 for
 1995 and 1994, respectively)          $31,173,861        29,411,649

Cash and cash equivalents                8,891,690         4,049,929

Other assets                                69,485           743,924
                                        ----------        ----------

     Total                             $40,135,036        34,205,502
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    23,020            25,839

Due to related parties                      56,816            44,572

Distributions payable                           --         1,673,084

Deferred income                             46,875            93,750

Other liabilities                           23,154            19,362
                                        ----------        ----------

     Total liabilities                     149,865         1,856,607

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1995 and 1994)                27,905,235        22,269,799
 General Partners                           23,840           (33,084)
 Net unrealized fair value increase
   from cost of equity investments      12,056,096        10,112,180
                                        ----------        ----------

     Total partners' capital            39,985,171        32,348,895
                                        ----------        ----------

     Total                             $40,135,036        34,205,502
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three              For the Nine
                                              Months Ended               Months Ended
                                              September 30,              September 30,
                                        ------------------------     -------------------
                                             1995        1994            1995          1994
                                             ----        ----            ----          ----
Income:
 Secured and convertible notes
  receivable interest                  $    5,397      54,405            63,327        244,017
 Short-term investment interest            91,577      30,167           219,748         33,550
 Other income                              15,625          --            46,875             --
                                        ---------   ---------         ---------      ---------
  Total income                            112,599      84,572           329,950        277,567


Costs and expenses:
 Management fees                           92,252      78,269           262,230        254,433
 Individual general partners'
  compensation                              9,994      10,500            26,494         31,500
 Operating expenses:
  Administrative and investor services     69,420      76,473           221,553        322,445
  Investment operation                     44,350      62,957           150,699        269,091
  Professional fees                         5,900      19,733            47,245         77,546
  Computer services                        22,022      24,373            60,239         66,229
  Interest expense                             --          --                --         26,785
                                        ---------   ---------         ---------      ---------

    Total operating expenses              141,692     183,536           479,736        762,096
                                        ---------   ---------         ---------      ---------

    Total costs and expenses              243,938     272,305           768,460      1,048,029
                                        ---------   ---------         ---------      ---------

Net operating loss                       (131,339)   (187,733)         (438,510)      (770,462)

 Net realized gain from sales
  of equity investments                 3,590,402          --         6,068,931      1,560,340
 Net realized gain from venture capital
  limited partnership investments         401,801          --           401,801             --
 Realized losses from investment
  write-downs                             (34,335)     (1,452)         (399,427)      (151,217)
 Recoveries from investments previously
  written off                              16,983          --            59,565         55,397
                                        ---------   ---------         ---------      ---------

Net realized income (loss)              3,834,512    (189,185)        5,692,360        694,058

Change in net unrealized
 fair value:
  Equity investments                     (618,244)  3,675,090         1,943,916     (1,846,922)
  Secured notes receivable                     --      97,000                --        134,000
                                        ---------   ---------         ---------      ---------

Net income (loss)                      $3,225,268   3,582,905         7,636,276     (1,018,864)
                                        =========   =========         =========      =========

Net realized income (loss) per Unit    $       24          (1)               35              4
                                        =========   =========         =========      =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                               1995             1994
                                               ----             ----

Cash flows from operating activities:
 Interest received                         $   277,069         286,816
 Cash paid to vendors                         (189,245)       (198,208)
 Cash paid to related parties                 (631,978)       (844,597)
                                             ---------       ---------

  Net cash used by operating
   activities                                 (544,154)       (755,989)
                                             ---------       ---------

Cash flows from investing activities:
 Secured notes receivable issued                    --        (902,439)
 Purchase of equity investments             (1,653,603)     (1,409,893)
 Repayments of convertible and
  secured notes receivable                     125,000       2,923,536
 Proceeds from sales of
  equity investments                         8,496,503       2,781,176
 Recoveries of investments
  previously written off                        16,983          55,397
 Distributions from venture capital
  limited partnerships                          74,116          83,575
                                             ---------       ---------

  Net cash provided by
   investing activities                      7,058,999       3,531,352
                                             ---------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                  (1,673,084)             --
 Repayment of short-term
  borrowings, net                                   --        (125,000)
                                             ---------       ---------

  Net cash used by financing
   activities                               (1,673,084)       (125,000)
                                             ---------       ---------

Net increase in cash and
 cash equivalents                            4,841,761       2,650,363

Cash and cash equivalents at beginning
 of year                                     4,049,929          73,890
                                             ---------       ---------

Cash and cash equivalents at September 30  $ 8,891,690       2,724,253
                                             =========       =========

See accompanying notes to financial statements.

-----------------------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                               1995               1994
                                               ----               ----

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                          $ 7,636,276      (1,018,864)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                       (6,068,931)     (1,560,340)
  Net realized gain from venture capital
   limited partnership investments            (401,801)             --
  Recoveries from investments previously
   written off                                 (59,565)        (55,397)
  Realized losses from investment
   write-downs                                 399,427         151,217
  Change in net unrealized fair value:
   Equity investments                       (1,943,916)      1,846,922
   Secured notes receivable                         --        (134,000)
  Other, net                                        --         (20,531)

Changes in:
  Other assets                                 (65,980)         12,943
  Due to/from related parties                   12,244          (1,117)
  Other, net                                   (51,908)         23,178
                                             ---------       ---------

Net cash used by operating activities      $  (544,154)       (755,989)
                                             =========       =========

Non-cash investing activities:

Non-cash exercise of warrants              $        --         156,494
                                             =========       =========

Common stock recovered from equity
 investment previously written off         $    42,582              --
                                             =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1995 and December 31, 1994 and the related Statements of Operations for the three and nine months ended September 30, 1995 and 1994, and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 1995 and 1994 were as follows:


                                           1995              1994
                                           ----              ----
Management fees                          $262,230           254,433
Reimbursable operating expenses           355,498           557,547
Individual general partners'
 compensation                              26,494            31,500


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $26,065 and $15,526 of such expenses due to related parties at September 30, 1995 and December 31, 1994, respectively.

Amounts due to related parties for management fees were $30,751 and $29,046 at September 30, 1995 and December 31, 1994, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1995, the Partnership had an indirect interest in non-transferable PolyMedica options at an exercise price higher than the current market value.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through September 30, 1995 consisted of:




                                                            January 1 -
                                                          September 30, 1995
                                            Principal     ------------------
                                Investment  Amount or     Cost          Fair
Industry/Company      Position    Date      Shares        Basis         Value
----------------      --------  ----------  ---------     -----         -----

Balance at January 1, 1995                                $19,299,469   29,411,649
                                                           ----------   ----------

Significant changes:

Communications
--------------
Coded                 Common
 Communications       shares
 Corporation                       04/93         72,727      (123,091)     (10,982)
Coded                 Common
 Communications       share
 Corporation          warrant
                      at $3.16;
                      expired
                      04/95        04/93         72,727        (2,000)           0

Computer Systems and Software
-----------------------------
Geoworks              Common       01/92-
                      shares       06/94        300,110    (1,256,724)    (567,419)
Velocity              Convertible  08/95 &
 Incorporated         notes (1)    09/95       $112,500       114,030      114,030

Electronic Design Automation
----------------------------
IKOS Systems, Inc.    Common
                      shares       03/92          8,294       (15,866)     (19,026)

Environmental
-------------
Conversion            Series A
 Technologies         Preferred
 International,       shares
 Inc.                              05/95        200,000       500,000      500,000
Conversion            Convertible
 Technologies         note (1)
 International,
 Inc.                              09/95        $12,500        12,534       12,534

Industrial/Business Automation
------------------------------
Crystallume           Common
                      shares       03/94        348,611             0       32,645
Crystallume           Series A
                      Preferred
                      shares       05/95             50        50,000       50,000
Crystallume           Common share
                      warrant at
                      $3.25;
                      expiring
                      05/98        05/95          5,000             0        3,375
Crystallume           Common
                      shares       08/95         30,000       114,006       93,375
Crystallume           Convertible
                      notes (1)    08/95       $300,000       303,833      303,833
Crystallume           Common share
                      warrants at
                      $2.00
                      expiring
                      08/98        08/95         30,000             0       48,375
Nanodyne, Inc.        Convertible  05/94&
                      notes (1)    10/94        $87,158       (91,542)     (91,542)
Nanodyne, Inc.        Series B
                      Preferred
                      shares       04/95         42,126        92,150       92,150
Oxford GlycoSystems   Common
 Group PLC            shares       08/93        266,934             0     (286,416)

Medical/Biotechnology
---------------------
Acusphere, Inc.       Series B
                      Preferred
                      shares       05/95        125,000       200,000      200,000
Biex, Inc.            Series C
                      Preferred
                      shares       06/95         83,334        83,334       83,334
CV Therapeutics, Inc. Series E
                      Preferred
                      shares       09/95         57,600       114,048      114,048
CV Therapeutics, Inc. Series E
                      Preferred
                      share warrant
                      at $2.00;
                      expiring
                      09/00        09/95         28,800         1,152        1,152
Everest & Jennings    Common
 International Ltd.   shares       01/94        592,721             0      238,274
ICU Medical, Inc.     Common       04/92 &
                      shares       05/92        300,000             0     (598,500)
Integra LifeSciences  Common
 Corporation          shares       08/95          1,811        15,665       15,937
Lifecell              Common
 Corporation          shares       02/92        252,923             0      414,793
Matrix                Common
 Pharmaceuticals,     share
 Inc.                 warrant
                      at $.23;
                      exercised
                      01/95        04/90          1,905             0      (24,422)
Matrix
 Pharmaceuticals,     Common       01/92 &
 Inc.                 shares       01/95        321,633           438      362,576
Pharmos               Common
 Corporation          shares       04/95         56,776        42,582      147,618
PolyMedica            Common
 Industries, Inc.     shares       03/92        438,365             0    2,202,784
SyStemix, Inc.        Common       08/91 &
                      shares       01/92         66,986             0     (252,872)
Telios Pharma-        Common
 ceuticals, Inc.      shares       03/92         90,559       (50,000)     (17,025)
TheraTx, Inc.         Common
                      shares       06/94         70,043       (16,500)    (695,395)
UroMed                Common
 Corporation          shares       03/94         59,942       (95,409)    (277,232)

Retail/Consumer Products
------------------------
YES! Entertainment    Series B
 Corporation          Preferred
                      shares       01/93        450,000      (300,000)    (225,000)
YES! Entertainment    Common
 Corporation          shares       06/95         33,333        99,999      141,249

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various               Ltd.
                      Partnership
                      interest     various   $3,953,130        24,942     (356,070)
                                                           ----------   ----------

Total significant changes during the nine months
 ended September 30, 1995                                    (182,419)   1,750,181

Other changes, net                                                715       12,031
                                                           ----------   ----------

Total equity investments at September 30, 1995            $19,117,765   31,173,861
                                                           ==========   ==========

(1) Convertible notes include accrued interest.  The interest rates on notes issued in 1995 ranged from 6% to 12%.




Marketable Equity Securities
----------------------------

At September 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $10,020,705 and $9,713,832, respectively, and aggregate fair values of $20,607,376 and $17,350,086, respectively. The net unrealized gains at September 30, 1995 and December 31, 1994 included gross gains of $12,047,962 and $10,000,499, respectively.

Acusphere, Inc.
---------------

In May 1995, the Partnership invested in Acusphere, Inc. by purchasing 125,000 Series B Preferred shares at a total cost of $200,000.

Biex, Inc.
----------

In June 1995, the Partnership made an additional investment in Biex, Inc. by purchasing 83,334 Series C Preferred shares at a total cost of $83,334.

Coded Communications
--------------------

During the second quarter of 1995, the Managing General Partners determined that there has been a decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $125,091. The Partnership also recorded a decrease in fair value of $10,982 to reflect the publicly-traded market value at September 30, 1995.

Conversion Technologies International, Inc.
-------------------------------------------

In May 1995, the Partnership invested in Conversion Technologies
International, Inc. by purchasing 200,000 Series A Preferred shares at a total cost of $500,000. In September 1995, the Partnership also issued a $12,500 convertible note to the company.

Crystallume
-----------

In May 1995, the Partnership made an additional investment in Crystallume by purchasing 50 Series A Preferred shares and received a warrant to purchase 5,000 common shares at a total cost of $50,000.
Then in August 1995, the Partnership issued $300,000 in convertible notes and also purchased 30,000 additional common shares at a total cost of $114,006. The Partnership recorded an increase in the change in fair value of $63,764 to reflect the publicly-traded market price of its common stock and warrant investments at September 30, 1995; a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

CV Therapeutics, Inc.
---------------------

In September 1995, the Partnership made an additional investment in CV Therapeutics, Inc. by purchasing 57,600 Series E Preferred shares and receiving a warrant to purchase 28,800 Series E Preferred shares at a total cost of $115,200.

GeoWorks
--------

During the first nine months of 1995, the Partnership sold 575,000 common shares of GeoWorks for total proceeds of $6,913,918 and realized a gain of $5,657,194. The Partnership recorded a decrease in fair value of $567,419 at September 30, 1995 primarily due to the sale mentioned above, partially offset by an increase in market value of the remaining unrestricted shares at September 30, 1995. The fair value of the remaining holdings was adjusted to reflect a 25% discount due to a six-month underwriter lockup.

IKOS Systems Inc.
-----------------

During the first quarter of 1995, the Partnership sold all of its holdings in the company for total proceeds of $24,882 and a realized gain of $9,016.

Integra LifeSciences Corporation/Telios Pharmaceuticals, Inc.
-------------------------------------------------------------

In August 1995, Telios Pharmaceuticals, Inc. ("Telios") was acquired by Integra LifeSciences Corporation ("Integra") as part of a plan of reorganization approved by the U.S. Bankruptcy Court. The Partnership's common shares were exchanged for 1,811 shares of marketable unrestricted Integra common stock. Accordingly, the Partnership recorded a realized loss of $34,335 to reflect the cost basis of the Integra shares based on its fair value.

Matrix Pharmaceuticals, Inc.
----------------------------

In January 1995, the Partnership cash exercised its warrant to purchase 1,905 common shares, resulting in a recorded cost basis of $438. The Partnership also recorded an increase in fair value of $338,154 to reflect market value at September 30, 1995.

Nanodyne, Inc.
--------------

In April 1995, the Partnership converted $87,158 in notes issued in 1994 and $4,992 in accrued interest into 42,126 Series B Preferred shares.

Oxford GlycoSystems Group PLC
-----------------------------

In March 1995, the company had a new round of equity financing in which the Partnership did not participate. The pricing of this round indicated a decrease in the change in fair value of $286,416 for the Partnership's existing investments.

Pharmos Corporation/Oculon Corporation
--------------------------------------

In March 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 56,776 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $42,582 cost basis of the Pharmos stock as a recovery from Oculon investments previously written off. An increase in fair value of $147,618 reflected the market value of the Pharmos stock at September 30, 1995.

TheraTx, Inc.
-------------

In January 1995, the Partnership sold 11,000 common shares of TheraTx, Inc. for total proceeds of $214,665 and realized a gain of $198,165. The Partnership also received proceeds of $127,750 from sales prior to December 31, 1994, which have been settled. The Partnership recorded a decrease in unrealized fair value of $695,395 at September 30, 1995; a portion was realized related to the sale mentioned above, with the remainder due to a decrease in the market value of the remaining unrestricted shares at September 30, 1995.

UroMed Corporation
------------------

In January 1995, the Partnership sold its remaining holdings in the company for total proceeds of $341,314 and realized a gain of $245,905. The Partnership also received proceeds of $218,660 from sales prior to December 31, 1994, which have been settled.

Velocity Incorporated
---------------------

During the third quarter of 1995, the Partnership issued $112,500 in convertible notes to the company.

YES! Entertainment Corporation
------------------------------

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis increase of $24,942 in venture capital limited partnership investments during the nine months ended September 30, 1995. The increase was a result of additional contributions of $40,625, partially offset by returns of capital in the form of stock and cash distributions of $14,207 and $1,476, respectively. The Partnership recorded a fair value decrease of $356,070 as a result of cash and stock distributions from the profits of certain venture capital limited partnership investments which were recorded as realized gains, partially offset by a net increase in the fair value of the underlying investments.

In August 1995, the Partnership received a distribution of UroMed
Corporation common stocks and recorded a cost basis of $288,446. These stocks were subsequently sold resulting in proceeds of $247,239.

Other Equity Investments
------------------------

Other significant changes during the nine months ended September 30, 1995 reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

The Partnership also received proceeds of $394,009 in January 1995 from sales of Powersoft Corporation prior to December 31, 1994, which have been settled.

4.  Notes Receivable Interest Income
    --------------------------------

During the nine months ended September 30, 1995 notes receivable interest income of $63,326 included approximately $50,000 in interest income recovered from a portfolio company in the medical/biotechnology industry which had been previously written off.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at September 30, 1995 and December 31, 1994 consisted of:

                                       1995          1994
                                       ----          ----

Demand accounts                     $    6,159         3,059
Money-market accounts                8,858,531     4,046,870
Broker accounts                         27,000            --
                                     ---------     ---------
  Total                             $8,891,690     4,049,929
                                     =========     =========

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1995, the Partnership had unfunded commitments as follows:


Type
----
[S]                                                  [C]
Bridge notes and A/R line                            $ 88,750
Equity                                                516,666
Venture capital limited partnership investments        46,870
                                                      -------
 Total                                               $652,286
                                                      =======

In July 1994, the Partnership agreed to guarantee for a two-year period a $2 million loan between a financial institution and a portfolio company in the medical/biotechnology industry. The Partnership has received a guarantee fee of $125,000, which is recorded as deferred income and is being amortized as other income over the two-year period. During the nine months ended September 30, 1995, $46,875 was recorded as other income. The Partnership also agreed to guarantee a $500,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. While the Partnership expects the portfolio companies to repay the loan or line of credit, if the portfolio companies fail to do so, the Partnership may be liable up to the guarantee amounts.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, net cash used by operations totaled $554,154. The Partnership paid management fees of $260,525 to the Managing General Partners and reimbursed related parties for operating expenses of $344,959. In addition, $26,494 was paid to the individual general partners as compensation for their services. Other operating expenses of $189,245 were paid and $277,069 in interest income was received. Distributions totaling $1,673,084 were paid to Limited and General Partners.

During the nine months ended September 30, 1995, the Partnership funded equity investments of $1,653,603 primarily to portfolio companies in the environmental, industrial and business automation, and medical/biotechnology industries. Repayments of convertible and secured notes receivable provided cash of $125,000. Proceeds from sales of equity investments totaled $8,496,503 of which $740,419 related to sales prior to December 31, 1994, but were settled in January 1995. The Partnership also received $74,116 in cash distributions from venture capital limited partnership investments. As of September 30, 1995, the Partnership was committed to fund $652,286 in additional investments and has outstanding guarantees totaling $2.5 million as discussed in Note 6 to the financial statements.

The Partnership maintains a margin account with a brokerage firm. At September 30, 1995, the maximum borrowing capacity, which fluctuates based on collateral value, was approximately $2,025,000. The Partnership's ICU Medical, Inc. shares are pledged as collateral. The Partnership did not draw on this account during the nine months ended September 30, 1995.

During the first half of 1995, YES! Entertainment Corporation completed its initial public offering ("IPO"). Although the Partnership's holdings in YES! Entertainment Corporation are subject to selling restrictions, the IPO indicates potential future liquidity for this investment.

Cash and cash equivalents at September 30, 1995 were $8,891,690. Cash reserves, interest income on short-term investments, future proceeds from sales of equity investments and borrowing capacity from the margin account are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $3,225,268 for the three months ended September 30, 1995 compared to $3,582,905 during the same period in 1994. The decrease in net income was primarily due to decreases of $4,293,334 and $97,000 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively. These changes were partially offset by a $3,590,402 increase in net realized gain from sales of equity investments, and a $401,801 increase in net realized gain from venture capital limited partnership investments.

During the quarter ended September 30, 1995, the decrease in fair value of equity investments of $618,244 was primarily attributable to investment sales as gains were realized for a portfolio company in the computer systems and software industry, partially offset by increases in the medical/biotechnology industry. During the same period in 1994, the increase of $3,675,090 was primarily attributable to portfolio companies in the medical/biotechnology and computer systems and software industries.

During the third quarter of 1995, the Partnership did not record a change in the fair value of secured notes receivable as there were no notes outstanding. During the same period in 1994, the Partnership recorded an increase of $97,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partners.

For the quarter ended September 30, 1995, net realized gain from sales of equity investments of $3,590,402 mostly related to a partial sale of GeoWorks. No equity investments were sold during the same period in 1994.

During the quarter ended September 30, 1995, net realized gain from venture capital limited partnership investments was $401,801. The gain represents distributions from profits of two venture capital limited partnerships. There were no such gains realized for the same period in 1994.

Total income was $112,599 and $84,572 for the three months ended
September 30, 1995 and 1994, respectively. The increase was mainly due to higher cash and cash equivalent balances for short-term investments resulting from investment sale proceeds. This increase was partially offset by a decrease in notes receivable interest due to lower outstanding convertible notes receivable balances.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net income was $7,636,276 for the nine months ended September 30, 1995 compared to a net loss of $1,018,864 for the same period in 1994. The change was primarily due to a $4,508,591 increase in net realized gain from sales of equity investments, a $3,790,838 increase in the change in net unrealized fair value of equity investments, a $401,801 increase in net realized gain from venture capital limited partnership investments, and a $282,360 decrease in total operating expenses. These changes were partially offset by a $248,210 increase in realized losses from investment write-downs and a $134,000 decrease in the change in net unrealized fair value of secured notes receivable.

Net realized gain from sales of equity investments was $6,068,931 for the nine months ended September 30, 1995 compared to $1,560,340 for the same period in 1994. The net gain in 1995 mostly related to sales of GeoWorks and UroMed Corporation investments. The net gain in 1994 mostly related to sales of Telios Pharmaceuticals, Inc. and TheraTx, Inc. investments.

During the nine months ended September 30, 1995, the increase in fair value of equity investments of $1,943,916 was primarily attributable to increases in portfolio companies in the medical/biotechnology and computer systems and software industries, partially offset by decreases in venture capital limited partnership investments as a result of distributions received and a portfolio company in the industrial/business automation industry. During the same period in 1994, the decrease of $1,846,922 was primarily attributable to decreases in portfolio companies in the medical/biotechnology and industrial/business automation industries, partially offset by an increase in the computer systems and software industry.

Net realized gain from venture capital limited partnership investments was $401,801 during the nine months ended September 30, 1995. The gain represents distributions from profits of two venture capital limited partnerships. There were no such gains realized for the same period in 1994.

Total operating expenses were $479,736 for the nine months ended
September 30, 1995 compared to $762,096 for the same period in 1994. The decrease was primarily due to lower investment operations and administrative and investor services from decreased portfolio activities.

The Partnership recorded realized losses from investment write-downs of $399,427 during the nine months ended September 30, 1995, mainly related to portfolio companies in the retail/consumer products and communications industries. During the same period in 1994, such losses of $151,217 related mainly to Angenics, Inc.

During the nine months ended September 30, 1995, the Partnership did not record a change in the fair value of secured notes receivable as there were no outstanding notes. During the same period in 1994, the Partnership recorded an increase in the fair value of secured notes receivable of $134,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partners.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer