Form 10-K
period 1995-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1996-03-25
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-48

                     TECHNOLOGY FUNDING PARTNERS III, L.P.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                           94-3033783
-------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                          94403
---------------------------------------                     --------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 26, 1988 forming a part of Registration Statement No. 33-10896, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, is incorporated by reference in Part III hereof.

                                    PART I

Item 1.  BUSINESS
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

Investments in portfolio companies are also described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 26, 1988 that forms a part of Registrant's Form N-2 Registration Statement No. 33-10896 (such Prospectus is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 1996 pursuant to unanimous approval by the Management Committee on September 4, 1994. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership term may be further extended for an additional two-year period. The Managing General Partners intend to seek approval from the Management Committee to exercise this provision.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1995.


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1995, there were 5,612 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------



                                          For the Years Ended and As of December 31,
                             ------------------------------------------------------------------
                                    1995          1994         1993        1992        1991
                                    ----          ----         ----        ----        ----


Total income                 $   470,792        480,176      338,276     713,613      585,734
Net operating loss            (1,357,976)      (838,981)  (1,086,638)   (958,185)  (1,173,124)
Net realized gain
 (loss) from venture capital
 limited partnership
 investments                   1,358,424             --      (74,227)     46,516     (163,585)
Net realized gain from
  sales of equity investment   8,337,512      3,895,971      303,085   7,086,510      861,505
Realized losses from
  investment write-downs        (399,427)      (832,114)    (740,529) (2,460,003)  (1,135,306)
Recovery from investments
  previously written off          62,231        100,000           --          --           --
Net realized income (loss)     8,000,764      2,324,876   (1,598,309)  3,714,838   (1,610,510)
Change in net unrealized
 fair value:
  Equity investments             398,770     (4,240,635)     (68,227)  6,149,373    7,409,592
  Secured notes receivable	      (309,000)       136,000        6,000    (142 000)          --
Net income (loss)              8,090,534     (1,779,759)  (1,660,536)  9,722,211    5,799,082
Net realized income (loss)
  per Unit                            50             14          (10)         23          (10)
Total assets	                  41,388,167     34,205,502   36,007,556  39,636,068   29,774,257
Distributions declared        (3,565,256)    (1,673,084)          --  (1,998,966)          --





Refer to the financial statements notes entitled "Summary of Significant Accounting Policies" and "Allocation of
Profits and Losses" for a description of the method of calculation of net realized income (loss) per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1995, net cash used by operating activities totaled
$598,250. The Partnership paid management fees of $358,168 to the Managing General Partners and reimbursed related parties for operating expenses of $480,209 in 1995. In addition, $33,547 was paid to the individual general partners as compensation for their services.
Other operating expenses of $127,482 were paid, and interest and other income of $401,156 was received.
Distributions totaling $1,673,084 were paid to Limited and General Partners.

In 1995, the Partnership issued $533,334 in secured notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $2,333,499 primarily to portfolio companies in the industrial/business automation, medical/biotechnology, and environmental industries. Repayments of convertible and secured notes receivable in 1995 provided cash of $125,000. Proceeds from sales of equity investments totaled $12,840,558, of which $740,419 related to sales prior to December 31, 1994 but were settled in January
1995. The Partnership also received $713,302 in cash distributions from venture capital limited partnership investments. At year end, the Partnership was committed to fund $873,556 in additional investments and has outstanding guarantees totaling $2.5 million as discussed in Note 9 to the financial statements.

During 1995 YES! Entertainment Corporation completed its initial public offering ("IPO"). Although the Partnership's holdings in YES! Entertainment Corporation are subject to selling restrictions, the IPO indicates potential future liquidity for this investment.

Cash and cash equivalents at December 31, 1995 were $12,607,605. Cash reserves, interest income on short-term investments and future proceeds from the sales of equity investments are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

1995 compared to 1994
---------------------

Net income was $8,090,534 in 1995 compared to a net loss of $1,779,759 in 1994. The change was primarily due to a $4,639,405 increase in the change in net unrealized fair value of equity investments, a $4,441,541 increase in net realized gain from sales of equity investments, and a $1,358,424 increase in net realized gain from venture capital limited partnership investments. These changes were partially offset by a $497,069 increase in total operating expenses and a $445,000 decrease in the change in net unrealized fair value of secured notes receivable.

During 1995, equity investments fair value increased
$398,770. The slight increase was primarily from portfolio companies in the computer systems and software industry, substantially offset by decreases related to portfolio companies in the medical industry and realized gains and venture capital limited partnership distributions. In addition, total 1995 realized gains of $8,337,512 were mostly related to Geoworks and ICU
Medical, Inc. investment sales. In 1994, the decrease in fair value of $4,240,635 was primarily attributable to realized gains from investment sales totaling $3,895,971 mainly related to TheraTx, Inc., Telios Pharmaceuticals,
Inc. and UroMed Corporation, partially offset by a fair value increase in portfolio companies in the computer systems and software industry and venture capital limited partnership investments.

Net realized gain from venture capital limited partnership investments was $1,358,424 in 1995. The gain represents distributions from profits of two venture capital limited partnerships. There was no such gain realized in 1994.

Total operating expenses were $1,432,653 in 1995 compared to $935,584 in 1994. As discussed in Note 3 to the financial statements, the 1995 actual operating expenses included additional administrative and investors services expenses of $798,859. Had the additional expenses been recorded in prior years, total operating expenses would have been $703,245 and $1,010,949 for 1995 and 1994, respectively. The decrease of $307,704 between 1995 and 1994 was primarily due to lower investment operations and administrative and investor services expenses from lower overall portfolio activities.

The Partnership recorded a decrease in the change in fair value of secured notes receivable of $309,000 in 1995 compared to an increase of $136,000 in 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partners at the respective year ends.
The decrease in 1995 was due to notes receivable being placed on nonaccrual status. The increase in 1994 was mainly attributable to the elimination of loan loss reserves as there were no notes receivable at year end.

In 1995 and 1994, the Partnership realized losses from investment write-downs of $399,427 and $832,114, respectively. Realized losses in 1995 mainly related to equity investments for portfolio companies in the retail/consumer products and communications industries.
Realized losses in 1994 primarily related to equity investments in the medical/biotechnology and microelectronics industries.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1994 compared to 1993
---------------------

Net loss was $1,779,759 in 1994 compared to $1,660,536 in 1993. The increase was primarily due to a $4,172,408 decline in the change in net unrealized fair value of equity investments, partially offset by a $3,592,886 increase in net realized gain from sales of equity investments. Other changes consisted of a $141,900 increase in total income, a $130,000 increase in the change in net unrealized fair value of secured notes receivable, and a $100,000 increase in recovery from investments previously written off.

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

Total operating expenses were $935,584 in 1994 compared to $1,013,406 in 1993. As discussed above, had the additional expenses in 1995 been recorded in prior years, total operating expenses would have been $1,010,949 and $1,104,302 in 1994 and 1993, respectively. The decrease was primarily due to lower administrative and investor services, and investment operations expenses from lower overall portfolio activity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth following Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of three individual general partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General
Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership" and "Management of the Partnership - Key Personnel of the
Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical
Partners I, L.P. Prospectus, as modified by Cumulative
Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form
N-2 Registration Statement No. 33-54002 dated October 30,
1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1995, the Partnership incurred management fees of $362,568. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1995. General Partner
Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the individual general partners receive $10,000 annually plus $1,000 and related expenses for each attended meeting of the Management Committee. In 1995, $33,547 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General
Partners nor any of their officers, directors or partners own any Units. The individual general partners each own eight Units; at December 31, 1995 one of the three individual general partners had withdrawn from his position and his Units will be transferred to his successor. The Managing General Partners control the affairs of the Partnership pursuant to the Partnership
Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1995
                    and 1994
                  Statements of Operations for the years
                    ended December 31, 1995, 1994 and 1993
                  Statements of Partners' Capital for the years
                    ended December 31, 1995, 1994 and 1993
                  Statements of Cash Flows for the years
                    ended December 31, 1995, 1994 and 1993
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1995.

         (c) Financial Data Schedule for the year ended and as of December 31, 1995 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Partners III, L.P.:


We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



San Francisco, California                   KPMG Peat Marwick LLP
March 22, 1996

BALANCE SHEETS
--------------

                                                 December 31,
                                           ----------------------
                                             1995          1994
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $18,043,420 and $19,299,469 for 1995
   and 1994, respectively)               $28,554,370  29,411,649
  Secured notes receivable, net
    (cost basis of $533,334
     for 1995)                               224,334          --
                                          ----------  ----------

    Total investments                     28,778,704  29,411,649

Cash and cash equivalents                 12,607,605   4,049,929

Other assets                                   1,858     743,924
                                          ----------  ----------

       Total                             $41,388,167  34,205,502
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses    $    26,378      25,839

Due to related parties                       850,679      44,572

Distributions payable                      3,565,256   1,673,084

Deferred income                               31,250      93,750

Other liabilities                             40,431      19,362
                                          ----------  ----------

    Total liabilities                      4,513,994   1,856,607

Commitments, contingencies and
 subsequent events (Notes 3, 5 and 9)

Partners' capital:
  Limited Partners
   (Units outstanding of 160,000
   for both 1995 and 1994)                26,660,952  22,269,799
  General Partners                            11,271     (33,084)
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                    10,510,950  10,112,180
    Secured notes receivable                (309,000)         --
                                          ----------  ----------

    Total partners' capital               36,874,173  32,348,895
                                          ----------  ----------

      Total                              $41,388,167  34,205,502
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                               For the Years Ended December 31,
                             ----------------------------------
                                1995          1994        1993
                                ----          ----        ----

Income:
  Notes receivable
   interest               $    64,456       265,500      245,371
  Short-term investment
   interest                   343,836        54,218       92,511
  Other notes receivable
    income                     62,500       160,458          394
                              -------       -------      -------

     Total income             470,792       480,176      338,276

Costs and expenses:
  Management fees             362,568       341,573      369,508
  Individual general
   partners' compensation      33,547        42,000       42,000
  Operating expenses:
    Administrative and
     investor services      1,081,782       402,318      433,112
    Investment operations     209,642       335,167      373,895
    Computer services          84,074        97,244      132,808
    Professional fees          57,155        74,061       72,982
    Interest expense               --        26 794          609
                            ---------     ---------    ---------

      Total operating
       expenses             1,432,653       935,584    1,013,406
                            ---------     ---------    ---------

  Total costs and expenses  1,828,768     1,319,157    1,424,914
                            ---------     ---------    ---------

Net operating loss         (1,357,976)     (838,981)  (1,086,638)

  Net realized gain
   (loss) from venture
   capital limited
   partnership investments  1,358,424            --      (74,227)
  Net realized gain from
   sales of equity
   investments              8,337,512     3,895,971      303,085
  Realized losses from
   investment write-downs    (399,427)     (832,114)    (740,529)
  Recovery from investments
    previously written off     62,231       100,000           --
                            ---------     ---------    ---------

Net realized income (loss)  8,000,764     2,324,876   (1,598,309)

Change in net unrealized
 fair value:
  Equity investments          398,770    (4,240,635)     (68,227)
  Secured notes receivable   (309,000)      136,000        6,000
                            ---------     ---------    ---------

Net income (loss)         $ 8,090,534    (1,779,759)  (1,660,536)
                            =========     =========    =========

Net realized income
 (loss) per Unit          $        50            14          (10)
                            =========     =========    =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1995, 1994 and 1993:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                             Limited    General     Equity    Secured Notes
                             Partners   Partners  Investments   Receivable    Total
                             --------   --------  ----------- -------------   -----


Partners' capital,
 December 31, 1992        $23,216,285    (33,053)  14,421,042   (142,000)  37,462,274

Net realized loss          (1,582,326)   (15,983)          --         --   (1,598,309)

Change in net unrealized
 fair value:
  Equity investments               --         --      (68,227)        --      (68,227)
  Secured notes receivable         --         --           --      6,000        6,000
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1993         21,633,959    (49,036)  14,352,815   (136,000)  35,801,738

Distributions              (1,640,000)   (33,084)          --         --   (1,673,084)

Net realized income         2,275,840     49,036           --         --    2,324,876

Change in net unrealized
 fair value:
  Equity investments               --         --   (4,240,635)        --   (4,240,635)
  Secured notes receivable         --         --           --    136,000      136,000
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1994         22,269,799    (33,084)  10,112,180         --   32,348,895

Distributions              (3,529,603)   (35,653)          --         --   (3,565,256)

Net realized income         7,920,756     80,008           --         --    8,000,764

Change in net unrealized
 fair value:
  Equity investments               --         --      398,770         --      398,770
  Secured notes receivable         --         --           --   (309,000)    (309,000)
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1995        $26,660,952     11,271   10,510,950   (309,000)  36,874,173
                           ==========  =========   ==========    =======   ==========
See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1995           1994          1993
                               ----           ----          ----


Cash flows from operating
 activities:
  Interest and other
   income received           $   401,156      576,905      264,271
  Cash paid to vendors          (127,482)    (203,394)    (246,544)
  Cash paid to related
   parties                      (871,924)  (1,065,169)  (1,284,867)
  Interest paid on short-
   term borrowings                    --      (26,794)        (609)
                              ----------    ---------    ---------

    Net cash used by
     operating activities       (598,250)    (718,452)  (1,267,749)
                              ----------    ---------    ---------

Cash flows from investing
 activities:
  Secured notes receivable
   issued                       (533,334)    (902,438)  (1,100,000)
  Purchase of equity
   investments                (2,333,499)  (2,613,341)  (3,907,196)
  Repayments of convertible
   and secured notes
   receivable                    125,000    2,923,536      605,442
  Proceeds from sales of
    equity investments        12,840,558    5,226,691      285,691
  Proceeds from securities
   sold short, net                    --           --      136,738
  Recovery of investments
   previously written off         16,983      100,000           --
  Distributions from
   venture capital
   limited partnerships          713,302       85,043      245,590
                              ----------    ---------    ---------
    Net cash provided
     (used) by investing
     activities               10,829,010    4,819,491   (3,733,735)
                              ----------    ---------    ---------

Cash flows from financing
 activities:
  Distributions to Limited
   and General Partners       (1,673,084)          --   (1,998,966)
  (Repayments of) proceeds
   from short-term
   borrowings, net                    --     (125,000)     125,000
                              ----------    ---------    ---------

  Net cash used by
   financing activities       (1,673,084)    (125,000)  (1,873,966)
                              ----------    ---------    ---------

Net increase (decrease) in
 cash and cash equivalents     8,557,676    3,976,039   (6,875,450)

Cash and cash equivalents
 at beginning of year          4,049,929       73,890    6,949,340
                              ----------    ---------    ---------

Cash and cash equivalents
 at end of year              $12,607,605    4,049,929       73,890
                              ==========    =========    =========

See accompanying notes to financial statements.

-----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1995         1994          1993
                               ----         ----          ----



Reconciliation of net income
 (loss) to net cash
 used by operating
 activities:

Net income (loss)            $ 8,090,534   (1,779,759)  (1,660,536)

Adjustments to reconcile
 net income (loss) to
 net cash used by
 operating activities:
  Net realized (gain) loss
   from venture capital
   limited partnership
   investments                (1,358,424)        --         74,227
  Net realized gain from
    sales of equity
    investments               (8,337,512)  (3,895,971)    (303,085)
  Realized losses from
    investment write-downs       399,427      832,114      740,529
  Recovery from investments
   previously written off        (62,231)    (100,000)          --
  Change in net unrealized
    fair value:
      Equity investments        (398,770)   4,240,635       68,227
      Secured notes
       receivable                309,000     (136,000)      (6,000)
  Other, net                          --      (20,872)      (8,858)

Changes in:
  Accrued interest on
    convertible and secured
    notes receivable              (7,136)      23,851      (65,147)
  Accounts payable and
    accrued expenses                 539          261      (31,458)
  Due to/from related
    parties                      806,107       12,849      (83,030)
  Deferred income                (62,500)      93,750           --
  Other, net                      22,716       10,690        7,382
                               ---------    ---------    ---------

Net cash used by operating
 activities                   $ (598,250)    (718,452)  (1,267,749)
                               =========    =========    =========

Non-cash investing activities:

Non-cash exercise of warrants $       --      156,494           --
                               =========    =========    =========

Common stock recovered from
 equity investment previously
 written off                  $   45,248           --           --
                               =========    =========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Partners III, L.P., (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986 to make venture capital investments in new and developing companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are generally three individual general partners; at December 31, 1995, one individual general partner had withdrawn from his position and a successor will be designated.

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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principals. This required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements included non-marketable investments of $10,818,066 and $12,061,563 (29% and 37% of partners' capital) as of
December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partners have applied an illiquidity discount of 25% in determining fair value as mentioned below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting; however, the difference in the total book and cost tax basis as of December 31, 1995 is not material.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (160,000) at December 31, 1995, 1994, and 1993 into total net realized income (loss) allocated to Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
-----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining the fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is determined quarterly by the Managing General Partners. Included in equity investments are convertible and subordinated notes receivable as repayment of these notes generally occur through conversion into equity investments.

Venture capital limited partnership investments are initially recorded at cost and reduced for distributions that are a return of capital. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Equity and venture capital limited partnership investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized gain (loss) from venture capital limited partnership investments" on the Statements of Operations.

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

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. During 1994, realized gains resulting from the non-cash exercise of warrants totaled $156,494. This amount is included in net realized gain from sales of equity investments. During 1995 and 1993, there were no realized gains from the non-cash exercise of warrants.

Reclassifications
-----------------

Certain 1994 and 1993 balances have been reclassified to conform with the 1995 financial statement presentation.

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                              For the Years Ended December 31,
                            -------------------------------------

                             1995           1994          1993
                             ----           ----          ----

Increase in fair value
 from cost of marketable
 equity securities         $ 9,664,198    7,636,254    10,267,228

Increase in fair value from
 cost of non-marketable
 equity securities             846,752    2,475,926     4,085,587
                            ----------   ----------    ----------

  Net unrealized fair
   value increase from
   cost at end of year      10,510,950   10,112,180    14,352,815

  Net unrealized fair
   value increase from
   cost at beginning of
   year                     10,112,180   14,352,815    14,421,042
                            ----------   ----------    ----------

Change in net unrealized
 fair value of equity
 investments               $   398,770   (4,240,635)      (68,227)
                            ==========   ==========    ==========


3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:


                              For the Years Ended December 31,
                            -------------------------------------
                             1995           1994          1993
                             ----           ----          ----


Management fees          $  362,568        341,573       369,508
Individual general
 partners' compensation      33,547         42,000        42,000
Reimbursable operating
 expenses:
  Administrative and
   investor services      1,001,191        271,815       292,325
  Investment operations     196,651        325,386       365,196
  Computer services          84,074         97,244       132,808


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. The management fees are payable monthly in arrears. Amounts due to related parties for management fees were $33,446 and $29,046 at December 31, 1995 and 1994, respectively.

As compensation for their services, each of the individual general partners receive $10,000 annually plus $1,000 and related expenses for each management committee meeting attended. The individual general partners each own 8 Units; at December 31, 1995 one of the three individual general partners had withdrawn from his position and his Units will be transferred to his successor.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $798,859, which was not previously recognized by the Partnership. This charge consisted of $69,451, $75,365, $90,896 and $563,147 relating to 1995, 1994, 1993 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $703,245, $1,010,949 and $1,104,302 for 1995, 1994, and 1993, respectively. The decrease of $307,704 between 1995 and 1994 was mostly due to lower investment operations and administrative and investor services expenses from lower overall portfolio activities. There were $817,233 and $15,526 of such expenses payable at December 31, 1995 and 1994, respectively.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1995, the Partnership had an indirect interest in non-transferable PolyMedica options at an exercise price higher than the current market value.

4.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

(a) Profits:

(i) First, to those partners with deficit capital account balances until such deficits have been eliminated; then

(ii) Second, to the partners as necessary to offset net loss previously allocated under (b)(ii) below and sales commissions; then

(iii)Third, 75% to the Limited Partners as a group in proportion to the number of Units held, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing General
Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

(b) Losses:

(i) First, to the partners as necessary to offset the net profit previously allocated to the partners under
(a)(iii) above; then

(ii) 99% to the Limited Partners and 1% to the Managing
General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners. Net profits thereafter, otherwise allocable to those Limited
Partners, are allocated to the Managing General Partners to the extent of such losses.

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




5.  Equity Investments
    ------------------

At December 31, 1995 and 1994, equity investments consisted of:


                                                   December 31, 1995         December 31, 1994
                                       Principal   -----------------         -----------------
                           Investment  Amount or   Cost        Fair          Cost         Fair
Industry/Company  Position   Date       Shares     Basis       Value         Basis        Value
----------------  --------   ----       ------     -----       -----         -----        -----


Communications
--------------
Coded              Common
 Communications    shares
 Corporation                   04/93       72,727 $   74,909      72,000     198,000      85,891
Coded              Common
 Communications    share
 Corporation       warrant
                   at $3.16;
                   expired
                   04/95       04/93       72,727         --          --       2,000           0
P-Com, Inc.        Common
                   shares      11/95        8,672    155,012     172,139          --          --

Computer Systems and Software
-----------------------------
Geoworks           Common
                   shares      01/92       19,016         --          --       6,758     115,047
Geoworks           Common
                   shares      08/92       36,883    196,708     691,556     196,708     223,142
Geoworks           Common
                   shares      03/94       38,415    179,267     720,281     179,267     174,308
Geoworks           Common
                   shares      06/94      224,812    917,777   4,215,225   2,167,743   4,061,390
Velocity           Series A
 Incorporated      Preferred
                   shares      10/94    6,286,325  1,034,337   1,034,337   1,034,337   1,034,337
Velocity           Common
 Incorporated      share
                   warrant
                   at $1.00;
                   expiring
                   03/00       03/95       12,500          0           0          --          --
Velocity           Convertible 08/95-
 Incorporated      notes (1)   10/95     $125,000    125,000     125,000          --          --

Electronic Design Automation
----------------------------
IKOS Systems       Common
 Inc.              shares      03/92        8,294         --          --      15,866      19,026

Environmental
-------------
Conversion         Series A
 Technologies      Preferred
 International,    shares
 Inc.                          05/95      200,000    500,000     500,000          --          --
Conversion         Series A
 Technologies      Preferred
 International,    share
 Inc.              warrant at
                   $3.00;
                   expiring
                   05/00       05/95       24,609          0           0          --          --
Conversion         Convertible
 Technologies      note (1)
 International,                09/95-
 Inc.                          11/95      $62,500     63,338      63,338          --          --
Conversion         Common share
 Technologies      warrant at
 International,    $4.00;
 Inc.              expiring
                   12/98       12/95       31,250          0           0          --          --
TMC, Inc.          Series A
                   Preferred
                   shares      12/95       50,000     25,000      25,000          --          --

Industrial/Business Automation
------------------------------
Crystallume        Common
                   shares      03/94      348,611  2,189,411   1,098,631   2,189,411   1,183,173
Crystallume        Series A
                   Preferred
                   shares      05/95           50     40,000      40,000          --          --
Crystallume        Common
                   shares      05/95        5,000     10,000      14,063          --          --
Crystallume        Common
                   share
                   warrant
                   at $3.25;
                   expiring
                   05/98       05/95        5,000          0       1,875          --          --
Crystallume        Common
                   shares      08/95       30,000    114,006      84,375          --          --
Crystallume        Common
                   share
                   warrants
                   at $2.00;
                   expiring
                   08/98       08/95       30,000          0      39,375          --          --
Crystallume        Common
                   shares      10/95      241,866    604,667     680,248          --          --
Nanodyne, Inc.     Series B
                   Preferred
                   shares      07/93      228,571    500,000     500,000     500,000     500,000
Nanodyne, Inc.     Series B
                   Preferred
                   shares      01/94       37,264     81,515      81,515      81,515      81,515
Nanodyne, Inc.     Convertible
                   note (1)    05/94      $64,692         --          --      68,635      68,635
Nanodyne, Inc.     Convertible
                   note (1)    10/94      $22,466         --          --      22,907      22,907
Nanodyne, Inc.     Series B
                   Preferred
                   shares      04/95       42,126     92,150      92,150          --          --

Medical/Biotechnology
---------------------
Acusphere, Inc.    Series B
                   Preferred
                   shares      05/95      125,000    200,000     200,000          --          --
Angenics, Inc.     Convertible
                   note (1)    05/89      $90,000         --          --           0           0
Angenics, Inc.     Convertible
                   note (1)    07/89     $160,000         --          --           0           0
Biex, Inc.         Series A
                   Preferred
                   shares      07/93      128,205     83,333     128,205      83,333     128,205
Biex, Inc.         Series B
                   Preferred
                   shares      10/94       63,907     63,907      63,907      63,907      63,907
Biex, Inc.         Series B
                   Preferred
                   share warrant
                   at $1.00;
                   expiring
                   10/99       10/94       23,540          8           0           8           0
Biex, Inc.         Series C
                   Preferred
                   shares      06/95       83,334     83,334      83,334          --          --
Biex, Inc.         Series C
                   Preferred
                   shares      12/95       83,333     83,333      83,333          --          --
CareCentric        Series A
 Solutions, Inc.   Preferred
                   shares      10/95      100,000    150,000     150,000          --          --
CV Therapeutics    Series D
 Inc.              Preferred
                   shares      03/94      125,000    250,000     250,000     250,000     250,000
CV Therapeutics,   Series E
 Inc.              Preferred
                   shares      09/95       57,600    114,048     114,048          --          --
CV Therapeutics,   Series E
 Inc.              Preferred
                   share warrant
                   at $2.00;
                   expiring
                   09/00       09/95       28,800      1,152       1,152          --          --
Everest & Jennings Common
 International     shares
 Ltd.                          01/94      592,721    637,520     325,997     637,520     318,884
ICU Medical, Inc.  Common
                   shares      04/92      262,500         --          --   1,806,000   3,996,562
ICU Medical, Inc.  Common
                   shares      05/92       37,500         --          --     221,875     570,938
Integra
 LifeSciences      Common
 Corporation       shares      08/95        1,811     15,665      11,772          --          --
Lifecell           Common
 Corporation       shares      02/92      252,923    981,891     591,839     981,891     505,846
Lifecell           Redeemable
 Corporation       Series A
                   Preferred
                   shares      11/94       12,500    236,146     236,146     250,000     250,000
Lifecell           Common
 Corporation       share
                   warrant
                   at $3.54;
                   expiring
                   11/96       11/94       12,500          0           0           0           0
Lifecell           Common
 Corporation       shares      11/95        4,906     13,854      11,480          --          --
Matrix             Common
 Pharmaceuticals,  share
 Inc.              warrant
                   at $.23;
                   exercised
                   01/95       04/90        1,905         --          --           0      24,422
Matrix
 Pharmaceuticals,  Common
 Inc.              shares (2)  01/92      319,728    800,001   5,876,601     800,001   4,172,450
Matrix,
 Pharmaceuticals,  Common
 Inc.              shares (2)  01/95        1,905        438      35,014          --          --
Metra Biosystems,  Common
 Inc.              shares      12/95        9,697    162,425     173,382          --          --
Molecular          Series B
 Geriatrics        Preferred
 Corporation       shares      09/93      250,000    125,000     125,000     125,000     125,000
Oculon Corporation Series II
                   Senior
                   Preferred
                   shares      06/92      400,000         --          --           0           0
Oculon Corporation Series III
                   Senior
                   Preferred
                   shares      01/94      106,796         --          --           0           0
Oxford Glyco-      Common
 Systems Group PLC shares      08/93      266,934    499,963     213,547     499,963     499,963
Paradigm           Series A
 Biosciences, Inc. Preferred
                   shares      04/93      161,290    198,000     198,000     198,000     198,000
Paradigm           Series A
 Biosciences, Inc. Preferred
                   shares      12/94      107,526    135,332     135,332     135,332     135,332
Paradigm           Convertible
 Biosciences, Inc. note (1)    10/95      $51,250     52,272      52,272          --          --
Paradigm           Series B
 Biosciences, Inc. Preferred
                   share
                   warrant
                   at $2.50;
                   expiring
                   10/00       10/95        5,125          0           0          --          --
Pharmos            Common      04/95 &
 Corporation       shares      11/95       60,331     45,248      88,083          --          --
PHERIN Corporation Series B
                   Preferred
                   shares      08/91      200,000    200,000     200,000     200,000     200,000
PolyMedica         Common
 Industries, Inc.  shares      03/92      438,365  1,673,904   2,590,737   1,673,904   1,808,256
Sensor             Common
 Medics            share
 Corporation       warrant
                   at $3.60;
                   expiring
                   05/97       05/90      134,722     15,000      15,000      15,000      15,000
Spectrascan        Class A
 Imaging           Preferred
 Services, Inc.    shares      12/94       75,000    225,000     225,000     225,000     225,000
Spectrascan        Class B
 Imaging           Preferred
 Services, Inc.    shares      12/94       31,404     94,211      94,211      94,211      94,211
Spectrascan        Class C
 Imaging           Preferred
 Services, Inc.    shares      12/94       42,035    906,991   1,063,906     906,991   1,064,507
Spectrascan        Class A
 Imaging           Common
 Services, Inc.    shares      12/94       12,611          0      37,833           0      37,920
SyStemix,          Common
 Inc.              shares      08/91       61,972    415,957     957,467     415,957   1,070,566
SyStemix,          Common
 Inc.              shares      01/92        5,014     91,396      77,466      91,396      86,617
Telios             Common
 Pharmaceuticals,  shares
 Inc.                          03/92       90,559         --          --      50,000      17,025
TheraTx, Inc.      Common
                   shares (2)  06/94       70,043    105,064     867,132     121,564   1,588,443
UroMed             Common
 Corporation       shares      03/94       59,942         --          --      95,409     277,232

Microelectronics
----------------
Aprex Corporation  Series D
                   Preferred
                   shares      12/90       10,000         --          --       2,520       2,520
Aprex Corporation  Series E
                   Preferred
                   shares      12/91        6,250         --          --       1,575       1,575
Aprex Corporation  Common
                   shares      08/92        1,167         --          --           0           0
Aprex Corporation  Common
                   shares      08/93        3,580         --          --           0           0
Aprex Corporation  Series F
                   Preferred   08/93 -
                   shares      09/93      142,500         --          --      35,905      35,905

Retail/Consumer Products
------------------------
Bridgestone        Series A
 Management        Preferred
 Group, Inc.       shares      05/94       16,259          0           0           0           0
PETsMART, Inc.     Common
                   shares      12/95          324     10,368       9,817          --          --
YES!               Series B
 Entertainment     Preferred
 Corporation       shares      01/93      450,000         --          --     300,000     225,000
YES!               Common
 Entertainment     shares      06/95       33,333     99,999     162,748          --          --
 Corporation

Venture Capital Limited Partnership Investments
-----------------------------------------------
Alta IV, L.P.      Ltd.
                   Partnership
                   interests   various $1,000,000    146,698     320,846     160,906     695,322
Batterson,         Ltd.
 Johnson, and      Partnership
 Wang L.P.         interests   various   $500,000    283,389     289,257     259,865     341,449
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P.              interests   various   $750,000    653,769     543,787     653,769     625,531
Delphi             Ltd.
 Ventures, L.P.    Partnership
                   interests   various $1,000,000    652,842     909,699     652,842   1,366,621
Medical Science    Ltd.
 Partners, L.P.    Partnership
                   interests   various   $500,000    437,225     601,028     444,109     644,888
OW & W Pacrim      Ltd.
 Investments       Partnership
 Limited           interests   various   $125,000    125,000     123,803     125,000     125,045
Trinity Ventures   Ltd.
 IV, L.P.          Partnership
                   interests   various    $85,943     70,640      65,081      57,569      54,136
                                                  ----------  ----------  ----------  ----------

Total equity investments                         $18,043,420  28,554,370  19,299,469  29,411,649
                                                  ==========  ==========  ==========  ==========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible notes include accrued interest.
    Interest rates on convertible notes ranged from 6% to 12%.
(2) Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.





Marketable Equity Securities
----------------------------

At December 31, 1995 and 1994, marketable equity securities had aggregate costs of $8,296,440 and $9,713,832, respectively, and aggregate fair values of $17,960,638 and $17,350,086, respectively. The net unrealized gain at December 31, 1995 and 1994 included gross gains of $11,735,816 and $10,000,499, respectively.

Acusphere, Inc.
---------------

In May 1995, the Partnership invested in Acusphere, Inc. by purchasing 125,000 Series B Preferred shares at a total cost of $200,000.

Aprex Corporation
-----------------

In June 1995, Aprex Corporation filed for Chapter 11 protection under the U.S. Bankruptcy Code. In the third quarter of 1995, the company was acquired by a third party; the purchase price was used to pay off senior debt holders. As a result, the Partnership has written off the remaining cost basis of its equity investment totaling $40,000.

Biex, Inc.
----------

In June and December 1995, the Partnership made additional investments in Biex, Inc. by purchasing 166,667 Series C
Preferred shares at a total cost of $166,667.

CareCentric Solutions, Inc.
--------------------------

In October 1995, the Partnership made an investment in CareCentric Solutions, Inc. by purchasing 100,000 Series A
Preferred shares at a total cost of $150,000.

Coded Communications
--------------------

During 1995, the Managing General Partners determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $125,091. The Partnership also recorded a decrease in fair value of $13,891 to reflect the unrestricted market value at December 31, 1995.

Conversion Technologies International, Inc.
-------------------------------------------

In May 1995, the Partnership invested in Conversion Technologies International, Inc. by purchasing 200,000 Series A Preferred shares and received a warrant to purchase Series A Preferred shares at a total cost of $500,000. During the second half of 1995, the Partnership also issued $62,500 in convertible notes to the company.

Crystallume
-----------

In May 1995, the Partnership made an additional investment in Crystallume by purchasing 50 Series A Preferred shares and received 5,000 common shares and a common stock warrant at a total cost of $50,000.

In August 1995, the Partnership issued $300,000 in convertible notes and received a common stock warrant; the Partnership also purchased 30,000 additional common shares for $114,006. Then in October 1995, the Partnership purchased an additional 241,866 common shares at a total cost of $604,667, which consisted of $300,000 in cash and the conversion of the August 1995 notes plus accrued interest.

The Partnership recorded an increase in the change in fair value of $6,721 to reflect the publicly-traded market price of its common stock and warrant investments at December 31, 1995; a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

CV Therapeutics, Inc.
---------------------

In September 1995, the Partnership made an additional investment in CV Therapeutics, Inc. by purchasing 57,600 Series E Preferred shares and receiving a warrant to purchase 28,800 Series E
Preferred shares at a total cost of $115,200.

GeoWorks
--------

During 1995, the Partnership sold 575,000 common shares of GeoWorks for total proceeds of $6,913,918 and realized a gain of $5,657,194. The Partnership recorded an increase in the change in fair value of $2,309,899 at December 31, 1995 to reflect the market price for its remaining unrestricted shares; the change included a decrease of $1,955,414 due to the sale mentioned above.

Subsequent to year end, the Partnership sold 150,000 common share of Geoworks for total proceeds of $3,813,125 and realized a gain of $3,119,492.

ICU Medical, Inc.
-----------------

In December 1995, the Partnership sold all of its holdings in the company for total proceeds of $4,294,575 and realized a gain of $2,266,700.

IKOS Systems Inc.
-----------------

During the first quarter of 1995, the Partnership sold all of its holdings in the company for total proceeds of $24,882 and a realized gain of $9,016.

Integra LifeSciences Corporation/Telios Pharmaceuticals, Inc.
-------------------------------------------------------------

In August 1995, Telios Pharmaceuticals, Inc. ("Telios") was acquired by Integra LifeSciences Corporation ("Integra") as part of a plan of reorganization approved by the U.S. Bankruptcy Court. The Partnership's common shares were exchanged for 1,811 shares of marketable, unrestricted Integra common stock. Accordingly, the Partnership recorded a realized loss of $34,335 to reflect the fair value of Integra shares received. The Partnership also recorded a decrease in fair value of $5,253 to reflect Integra's market price at December 31, 1995.

Lifecell Corporation
--------------------

In November 1995, Lifecell Corporation declared a stock dividend and the Partnership received 4,906 common shares. The
Partnership recorded a $83,619 increase in the change in fair value to reflect market value for all unrestricted common shares at December 31, 1995.

Matrix Pharmaceuticals, Inc.
----------------------------

In January 1995, the Partnership cash exercised its warrant to purchase 1,905 common shares, resulting in a recorded cost basis of $438. The Partnership also recorded an increase in fair value of $1,714,305 to reflect the unrestricted market value at December 31, 1995.

Nanodyne, Inc.
--------------

In April 1995, the Partnership converted $87,158 in notes issued in 1994 and $4,992 in accrued interest into 42,126 Series B
Preferred shares.

Oxford GlycoSystems Group PLC
-----------------------------

In March 1995, the company had a new round of equity financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $286,416 for the Partnership's existing investments.

Paradigm Biosciences, Inc.
--------------------------

In October 1995, the Partnership issued $51,250 in convertible notes to the company and received a warrant to purchase 5,125
Series B Preferred shares at $2.50 per share.

Pharmos Corporation/Oculon Corporation
--------------------------------------

In 1995, Oculon Corporation ("Oculon") was acquired by Pharmos Corporation ("Pharmos"). The Partnership's Series II Senior Preferred shares were canceled while the Series III Senior Preferred shares were exchanged for 60,331 shares of marketable, unrestricted Pharmos common stock. The Partnership recorded the $45,248 cost basis of the Pharmos stock as a recovery from Oculon investments previously written off. An increase in fair value of $42,835 reflected Pharmos stock unrestricted market value at December 31, 1995.

TMC, Inc.
---------

In December 1995, the Partnership made an investment in TMC, Inc.
by purchasing 50,000 Series A Preferred shares at a total cost of $25,000.

TheraTx, Inc.
-------------

In January 1995, the Partnership sold 11,000 common shares of TheraTx, Inc. for total proceeds of $214,665 and realized a gain of $198,165. The Partnership also received proceeds of $127,750 from sales prior to December 31, 1994, which have been settled. The Partnership recorded a decrease in unrealized fair value of $704,811 at December 31, 1995; a portion was realized related to the sale mentioned above, with the remainder due to a decrease in market value of the remaining, unrestricted shares at December 31, 1995.

UroMed Corporation
------------------

In January 1995, the Partnership sold its remaining holdings in the company for total proceeds of $341,315 and realized a gain of $245,906. The Partnership also received proceeds of $218,660 from sales prior to December 31, 1994, which have been settled.

Velocity Incorporated
---------------------

During the second half of 1995, the Partnership issued $125,000 in convertible notes to the company.

YES! Entertainment Corporation
------------------------------

In June 1995, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a 1-for-15 reverse stock split. The Partnership's Series B Preferred shares were converted into 33,333 common shares. The Managing General Partners determined that there has been an other than temporary decline in value of the Partnership's investment; as a result, a realized loss of $200,001 was recorded. In addition, the loss takes into consideration the fact that the stock will be restricted for another one and one half years.

At December 31, 1995, the Partnership recorded an increase in the change in fair value of $137,749 to reflect the publicly-traded market price of its investments; a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis increase of $15,503 in venture capital limited partnership investments in 1995. The increase was a result of additional contributions of $48,438, partially offset by returns of capital in the form of stock and cash distributions of $31,459 and $1,476, respectively. The Partnership recorded a fair value decrease of $999,491 as a result of cash and stock distributions from the profits of certain venture capital limited partnership investments, partially offset by a net increase in the fair value of the underlying investments.

In 1995, the Partnership received a cash distribution of $1,476 and common stock distributions of Abaxis, Inc., OraVax, Inc. and PETsMART, Inc. shares with fair values of $14,208, $6,883 and $10,368, respectively. These distributions represented returns of capital. In addition, the Partnership received cash distributions totaling $711,826 and common stock distributions of Abaxis, Inc., Metra Biosystems, Inc., P-Com, Inc. and UroMed Coporation shares with fair values of $40,715, $162,425, $155,012 and $288,446, respectively; these distributions were from profits and are recorded as realized gains from venture capital limited partnership investments.

During 1995, the Partnership sold all its common stock distributions from Abaxis, Inc., OraVax, Inc. and UroMed
Corporation for total proceeds of $310,784 and realized a loss of $39,468.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

The Partnership also received proceeds of $394,009 in January
1995 from sales of Powersoft Corporation prior to December 31, 1994, upon settlement.

6.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1995, secured notes receivable consisted of:

                                              1995
                                              ----

Secured notes receivable (cost basis)      $ 533,334

Allowance for loan losses                   (309,000)
                                             -------

  Total secured notes receivable,
   net (fair value)                        $ 224,334
                                             =======

The secured note receivable interest rate at December 31, 1995 was 12%.

Changes in the allowance for loan losses were as follows:



                                             1995          1994
                                             ----          ----

Balance, beginning of year                $      --      136,000
                                            -------      -------

Increase (decrease) in
 provision for loan losses                  309,000     (236,000)

Recovery of previous write-offs:
  Medical/Biotechnology                          --      100,000
                                            -------      -------

Change in net unrealized fair value of
 secured notes receivable                   309,000     (136,000)
                                            -------      -------

Balance, end of year                      $ 309,000           --
                                            =======      =======


The increase (decrease) in provision for loan losses is comprised of realized loan losses, net of recognized recoveries, and the change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partners.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Notes with a total cost basis of $533,334 were on nonaccrual status at December 31, 1995 due to uncertainties related to a borrower's financial condition. The Managing General Partners continue to monitor the progress of this company. The fair value at December 31, 1995 was based on the Managing General Partner's estimate of collectibility of these notes.

The principal balance of $533,334 is scheduled to be repaid in 1996. The Managing General Partners may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1995 and 1994 consisted of:


                                            1995         1994
                                            ----         ----

Demand accounts                         $    20,911      3,059
Money-market accounts                    12,586,694  4,046,870
                                         ----------  ---------
  Total                                 $12,607,605  4,049,929
                                         ==========  =========

8.  Distributions Payable
    ---------------------

The Managing General Partners declared distributions for Unit holders as of December 31, 1995, based upon Partnership performance during 1995. Unnegotiated distribution checks, if any, after a reasonable amount of time are recorded as other liabilities on the Balance Sheets. The December 31, 1995 distributions payable of $3,565,256 will be paid to Limited and General Partners in late March 1996.

9. Commitments and Contingencies
   -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1995, the Partnership had unfunded commitments as follows:



Accounts Receivable line of credit                     $ 91,666
Equity investments                                      742,833
Venture capital limited partnership
 investments                                             39,057
                                                        -------
Total                                                  $873,556
                                                        =======


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

In July 1994, the Partnership guaranteed for a two-year period a $2 million loan between a financial institution and a portfolio company in the medical/biotechnology industry. The Partnership had received a guarantee fee of $125,000, which is recorded as deferred income and is being amortized into other notes receivable income over the two-year period. During 1995, $62,500 was recorded as other income. The Partnership also agreed to guarantee a $500,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. While the Partnership expects the portfolio companies to repay the loan or line of credit, if the portfolio companies fail to do so, the Partnership may be liable up to the guarantee amounts.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 22, 1996    By:       /s/Debbie A. Wong
                               --------------------------------
                                 Debbie A. Wong
                                 Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

   /s/Charles R. Kokesh       President, Chief     March 22, 1996
------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice           March 22, 1996
--------------------------    President of Technology
Gregory T. George             Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.