Form 10-Q
period 1996-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1996-05-10
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                        (unaudited)
                                          March 31,      December 31,
                                            1996            1995
                                          --------       -----------
ASSETS

Investments:

Equity investments (cost basis
 of $18,485,034 and $18,043,420 for
 1996 and 1995, respectively)          $31,291,648        28,554,370
Secured notes receivable, net (cost
 basis of $705,000 and $533,334 for
 1996 and 1995, respectively)              296,000           224,334
                                        ----------        ----------

         Total investments              31,587,648        28,778,704

Cash and cash equivalents               10,699,359        12,607,605

Other assets                                 1,329             1,858
                                        ----------        ----------

         Total                         $42,288,336        41,388,167
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    22,628            26,378

Due to related parties                      39,224           850,679

Distributions payable                           --         3,565,256

Deferred income                             15,625            31,250

Other liabilities                           39,816            40,431
                                        ----------        ----------

     Total liabilities                     117,293         4,513,994

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1996 and 1995)                29,730,530        26,660,952
 General Partners                           42,899            11,271
 Net unrealized fair value increase
   (decrease) from cost:
   Equity investments                   12,806,614        10,510,950
   Secured notes receivable               (409,000)         (309,000)
                                        ----------        ----------

     Total partners' capital            42,171,043        36,874,173
                                        ----------        ----------

        Total                          $42,288,336        41,388,167
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- ------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                                1996        1995
                                                ----        ----
Income:
 Notes receivable interest                $    3,429          --
 Short-term investment interest              160,350      43,821
 Other income                                 15,625      18,937
                                           ---------   ---------
  Total income                               179,404      62,758


Costs and expenses:
 Management fees                             103,470      85,514
 Individual general partners'
  compensation                                 5,000       7,500
 Operating expenses:
  Administrative and
   investor services                          76,716      68,943
  Investment operations                       63,639      54,329
  Computer services                           15,995      19,077
  Professional fees                           10,515      12,074
                                           ---------   ---------
    Total operating expenses                 166,865     154,423
                                           ---------   ---------

    Total costs and expenses                 275,335     247,437
                                           ---------    --------

Net operating loss                           (95,931)   (184,679)

 Net realized gain from sales of
  equity investments                       3,189,487     453,087
 Realized gains from venture
  capital limited partnership
  investments                                 46,196          --
 Realized losses from investment
  write-downs                                (38,546)         --
                                           ---------   ---------
Net realized income                        3,101,206     268,408

Change in net unrealized
 fair value:
  Equity investments                       2,295,664   1,015,398
  Secured notes receivable                  (100,000)         --
                                           ---------   ---------

Net income                                $5,296,870   1,283,806
                                           =========   =========

Net realized income per Unit              $       19           1
                                           =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- ------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                          1996             1995
                                          ----             ----

Cash flows from operating activities:
 Interest received                    $   161,012          44,279
 Cash paid to vendors                     (38,059)        (26,877)
 Cash paid to related parties          (1,052,567)       (234,844)
                                        ---------       ---------

  Net cash used by
   operating activities                  (929,614)       (217,442)
                                        ---------      ----------

Cash flows from investing activities:
 Secured notes receivable issued         (171,666)             --
 Purchase of equity investments        (1,348,602)       (150,252)
 Proceeds from sales of equity
  investments                           4,083,571       1,321,281
 Distributions from venture capital
  limited partnerships                     23,321           1,476
                                        ---------       ---------

  Net cash provided by
   investing activities                 2,586,624       1,172,505
                                        ---------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                             (3,565,256)     (1,673,084)
                                        ---------       ---------

  Net cash used by
   financing activities                (3,565,256)     (1,673,084)
                                        ---------       ---------

Net decrease in cash
 and cash equivalents                  (1,908,246)       (718,021)

Cash and cash equivalents at beginning
 of year                               12,607,605       4,049,929
                                       ----------       ---------

Cash and cash equivalents at March 31 $10,699,359       3,331,908
                                       ==========       =========

See accompanying notes to financial statements.

- ------------------------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                             1996               1995
                                             ----               ----

Reconciliation of net income to net
 cash used by operating activities:

Net income                               $ 5,296,870       1,283,806

Adjustments to reconcile net income
 to net cash used by operating activities:
  Net realized gain from sales of equity
   investments                            (3,189,487)       (453,087)
  Realized gains from venture capital
   limited partnership investments           (46,196)             --
  Realized losses from investment
   write-downs                                38,546              --
  Change in net unrealized fair value:
   Equity investments                     (2,295,664)     (1,015,398)
   Secured notes receivable                  100,000              --

  Changes in:
   Due to/from related parties              (811,455)        (24,140)
   Other, net                                (22,228)         (8,623)
                                           ---------       ---------

Net cash used by operating activities    $  (929,614)       (217,442)
                                           =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- -----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1996 and December 31, 1995 and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through March 31, 1996 supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

The Partnership is scheduled to be dissolved on December 31, 1996. The Managing General Partners intend to obtain Management Committee approval for a two-year extension to December 31, 1998.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 1996 and 1995 were as follows:


                                           1996              1995
                                           ----              ----
Management fees                          $103,470            85,514
Reimbursable operating expenses           132,642           117,690
Individual general partners'
 compensation                               5,000             7,500


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $4,734 and $817,233 due to related parties for such expenses at March 31, 1996 and December 31, 1995, respectively.

Amounts due to related parties for management fees payable were $34,490 and $33,446 at March 31, 1996 and December 31, 1995, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1996, the Partnership had an indirect interest in such non-transferable PolyMedica options at an exercise price higher than the current market value.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995 is in the 1995 Annual Report. Activity from January 1 through March 31, 1996 consisted of:



                                                            January 1 -
                                                            March 31, 1996
                                            Principal       --------------
                                Investment  Amount or     Cost          Fair
Industry/Company      Position    Date      Shares        Basis         Value
- ----------------      --------  ----------  ---------     -----         -----

Balance at January 1, 1996                                $18,043,420   28,554,370
                                                           ----------   ----------

Significant changes:

Communications
- --------------
Coded Communications  Common
 Corporation          shares       04/93         72,727       (38,546)     (51,346)
P-Com, Inc.           Common
                      shares       11/95          8,672      (155,012)    (172,139)
Wire Networks, Inc.   Series A
                      Preferred
                      shares       02/96        159,300       215,055      215,055
Wire Networks, Inc.   Series B
                      Preferred
                      shares       02/96        194,642       437,945      437,945

Computer Systems and Software
- -----------------------------
Geoworks              Common
                      shares       08/92         36,883      (196,708)    (691,556)
Geoworks              Common
                      shares       03/94         38,415             0      412,962
Geoworks              Common
                      shares       06/94        113,117      (496,924)  (2,120,944)
Geoworks              Common
                      shares       06/94        111,695             0    1,200,722

Environmental
- -------------
Thermatrix, Inc.      Series D
                      Preferred
                      shares       02/96        200,000       500,000      500,000

Industrial/Business Automation
- ------------------------------
Electronic Designs,   Common
 Inc. (formerly       shares
 Crystallume)                    various        625,477             0      374,058

Medical/Biotechnology
- ---------------------
CV Therapeutics, Inc. Series G
                      Preferred
                      shares       03/96         76,134        65,470      150,745
CV Therapeutics, Inc. Common
                      share warrant
                      at $.25;
                      expiring
                      03/99        03/96        114,201        86,798      199,852
Everest & Jennings    Common
 International Ltd.   shares       01/94        592,721             0      (81,203)
Lifecell              Common       02/92 &
 Corporation          shares       11/95        257,829             0      439,342
Matrix
 Pharmaceuticals,     Common       01/92 &
 Inc.                 shares (2)   01/95        321,633             0      971,331
Paradigm              Convertible
 Biosciences, Inc.    note (1)     02/96        $43,334        43,904       43,904
PHERIN Corporation    Series B
                      Preferred
                      shares       08/91        200,000             0      200,000
PolyMedica            Common
 Industries, Inc.     shares       03/92        426,465       (45,440)     810,321
SyStemix, Inc.        Common       08/91 &
                      shares       01/92         66,986             0     (159,091)

Retail/Consumer Products
- ------------------------
Yes! Entertainment   Common
 Corporation         shares        06/95         33,333             0       69,750

                                                           ----------   ----------

Total significant changes during the three months
 ended March 31, 1996                                         416,542    2,749,708

Other changes, net                                             25,072      (12,430)
                                                           ----------   ----------

Total equity investments at March 31, 1996                $18,485,034   31,291,648
                                                           ==========   ==========

(1) Convertible notes include accrued interest. The interest rate on note issued in 1996 was 8%.

(2)  Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.

</TABLE


Marketable Equity Securities
- ----------------------------

At March 31, 1996 and December 31, 1995, marketable equity securities had aggregate costs of $7,454,147 and $8,296,440, respectively, and aggregate fair values of $19,012,333 and $17,960,638, respectively. The net unrealized gains at March 31, 1996 and December 31, 1995 included gross gains of $12,934,947 and $11,735,816, respectively.

Coded Communications Corporation
- --------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $38,546. The Partnership also recorded a decrease in fair value of $51,346 to reflect the unrestricted market value at March 31, 1996.

CV Therapeutics, Inc.
- ---------------------

In March 1996, the Partnership made an additional investment in the company by purchasing 76,134 Series G Preferred shares and a warrant for 114,201 common shares at a total cost of $152,268. The fair values above reflect the valuation on this financing, resulting in an increase in the change in fair value of $198,329.

Geoworks
- --------

During the first quarter of 1996, the Partnership sold 150,000 common shares of Geoworks for total proceeds of $3,813,125 and realized a gain of $3,119,493. The Partnership recorded a decrease in the change in fair value of $505,184. The change included a decrease of $2,118,868 due to the sale mentioned above, partially offset by an increase in market price at March 31, 1996 for its remaining, unrestricted shares.

P-Com, Inc.
- -----------

During the first quarter of 1996, the Partnership sold all of its investment in the company for total proceeds of $165,852 resulting in a realized gain of $10,840.

Paradigm Biosciences, Inc.
- --------------------------

In February 1996, the Partnership issued $43,334 in convertible notes to the company and received a warrant to purchase 5,416 Series B Preferred shares at $2.00 per share.

PHERIN Corporation
- ------------------

The Partnership recorded an increase in fair value of $200,000, based on the valuation set at a prior round of financing in which third parties participated.

PolyMedica Industries, Inc.
- ---------------------------

During the first quarter of 1996, the Partnership sold 11,900 common shares of PolyMedica Industries, Inc. for total proceeds of $104,594 and realized a gain of $59,154. The Partnership recorded an increase in fair value of $810,321 to reflect the market price at March 31, 1996 for its remaining unrestricted shares.

Thermatrix, Inc.
- ----------------

In February 1996, the Partnership made an investment in the company by purchasing 200,000 Series D Preferred shares for $500,000.

Wire Networks, Inc.
- -------------------

In February 1996, the Partnership made an investment in the company by purchasing 159,300 Series A Preferred shares and 194,642 Series B
Preferred shares for total costs of $215,055 and $437,945, respectively.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's
YES! Entertainment Corporation shares are restricted.

4.  Secured Notes Receivable, Net
    -----------------------------

Activity from January 1, 1996 through March 31, 1996 consisted of:




Balance at January 1, 1996                         $224,334

1996 activity:
  Secured notes receivable issued                   171,666
  Increase in allowance for loan losses            (100,000)
                                                    -------

Total secured notes receivable, net,
  at March 31, 1996                                $296,000
                                                    =======


Activity in the allowance for loan losses was as follows:


Balance at January 1, 1996                         $309,000

Change in net unrealized fair value of
 secured notes receivable                           100,000
                                                    -------

Balance at March 31, 1996                          $409,000
                                                    =======


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partners' assessment of the portfolio as a whole.

Notes with a total cost basis of $705,000 and $533,334 were on nonaccrual status due to uncertainties related to a borrower's financial condition at March 31, 1996 and December 31, 1995, respectively. The Managing General Partners continue to monitor the progress of this company. The fair values at March 31, 1996 and December 31, 1995 are based on the Managing General Partners' estimate of collectibility of these notes.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at March 31, 1996 and December 31, 1995 consisted of:


                                       1995          1994
                                       ----          ----

Demand accounts                    $    50,277        20,911
Money-market accounts               10,649,082    12,586,694
                                    ----------    ----------
  Total                            $10,699,359    12,607,605
                                    ==========    ==========

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1996, the Partnership had unfunded commitments as follows:



Type
- ----
Equity investments                                       $ 89,583
Term notes                                                720,000
Venture capital limited partnership investments            39,057
                                                          -------
Total                                                    $848,640
                                                          =======

In July 1994, the Partnership guaranteed for a two-year period a $2 million loan between a financial institution and a portfolio company in the medical/biotechnology industry. The Partnership had received a guarantee fee of $125,000, which was recorded as deferred income and is being amortized as other income over the two-year period. During 1996, $15,625 was recorded as other income. The Partnership also agreed to jointly guarantee with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $500,000. However, if the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership's share may increase up to $1,000,000. While the Partnership expects the portfolio companies to repay the loan or line of credit, if the portfolio companies fail to do so, the Partnership may be liable up to $3,000,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1996, net cash used by operating activities totaled $929,614. The Partnership paid management fees of $102,426 to the Managing General Partners and reimbursed related parties for operating expenses of $945,141. In addition, $5,000 was paid to the individual general partners as compensation for their services. Other operating expenses of $38,059 were paid and $161,012 in interest income was received. Distributions totaling $3,565,256 were paid to Limited and General Partners.

During the three months ended March 31, 1996, the Partnership funded $171,666 in secured notes receivable and equity investments of $1,348,602 mainly to portfolio companies in the communications and industrial/business automation industries. Proceeds from equity investment sales were $4,083,571 and distributions of $23,321 from venture capital limited partnership investments were received. As of March 31, 1996, the Partnership was committed to fund additional investments of $848,640 and has outstanding guarantees up to $3,000,000 as discussed in Note 6 to the financial statements.

Cash and cash equivalents at March 31, 1996 were $10,699,359. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $5,296,870 and $1,283,806 for the three months ended March 31, 1996 and 1995, respectively. The increase in net income was primarily due to a $2,736,400 increase in net realized gain from sales of equity investments, a $1,280,266 increase in the change in net unrealized fair value of equity investments, and a $116,646 increase in total income. These changes were partially offset by a $100,000 decrease in the change in net unrealized fair value of secured notes receivable.

Net realized gain from sales of equity investments were $3,189,487 and $453,087 for the quarters ended March 31, 1996 and 1995, respectively. The 1996 gain mainly related to sales of Geoworks. The 1995 gain primarily related to sales of UroMed Corporation and TheraTx, Inc.

During the quarter ended March 31, 1996, the increase in fair value of equity investments of $2,295,664 was primarily due to portfolio companies in the medical/biotechnology and industrial/business automation industries, partially offset by decreases in portfolio companies in the computer systems and software industry. During the same period in 1995, the increase of $1,015,398 was primarily due to a portfolio company in the computer systems and software industry, partially offset by portfolio companies in the industrial/business automation industry.

Total income increased to $179,404 during the three months ended March 31, 1996 from $62,758 for the same period in 1995. The increase was primarily due to higher short-term investment interest from investment sale proceeds.

During the quarter ended March 31, 1996, the Partnership recorded a decrease in fair value of secured notes receivable of $100,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partners. No such decrease was recorded for the same period in 1995 as the Partnership had no outstanding secured notes receivable balances.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 10, 1996      By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller