Form 10-Q
period 1996-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1996-08-09
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

                                        (unaudited)
                                           June 30,      December 31,
                                            1996            1995
                                          --------       -----------

ASSETS

Investments:
Equity investments (cost basis
 of $19,770,288 and $18,043,420 for
 1996 and 1995, respectively)          $33,798,247        28,554,370
Secured notes receivable, net (cost
 basis of $533,334 for 1995)                    --           224,334
                                        ----------        ----------
         Total investments              33,798,247        28,778,704

Cash and cash equivalents                9,543,116        12,607,605

Other assets                                63,786             1,858
                                        ----------        ----------

         Total                         $43,405,149        41,388,167
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    18,082            26,378
Due to related parties                     108,561           850,679
Distributions payable                           --         3,565,256
Deferred income                                 --            31,250
Other liabilities                           38,206            40,431
                                        ----------        ----------
     Total liabilities                     164,849         4,513,994

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1996 and 1995)                29,175,669        26,660,952
 General Partners                           36,672            11,271
 Net unrealized fair value increase
   (decrease) from cost:
   Equity investments                   14,027,959        10,510,950
   Secured notes receivable                     --          (309,000)
                                        ----------        ----------

     Total partners' capital            43,240,300        36,874,173
                                        ----------        ----------

        Total                          $43,405,149        41,388,167
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                              For the Three              For the Six
                                              Months Ended               Months Ended
                                                June 30,                   June 30,
                                        ------------------------     -------------------------
                                             1996        1995            1996          1995
                                             ----        ----            ----          ----
Income:
 Notes receivable interest             $    1,310      54,617             4,739         57,930
 Short-term investment interest           121,632      84,351           281,982        128,171
 Other income                              15,625      15,625            31,250         31,250
                                        ---------   ---------         ---------      ---------
  Total income                            138,567     154,593           317,971        217,351


Costs and expenses:
 Management fees                          105,721      84,464           209,191        169,978
 Individual General Partners'
  compensation                              9,661       9,000            14,661         16,500
 Operating expenses:
  Administrative and investor services    153,463      83,190           230,179        152,133
  Investment operations                   119,533      52,020           183,172        106,349
  Professional fees                        28,488      29,271            39,003         41,345
  Computer services                        43,663      19,140            59,658         38,217
                                        ---------   ---------         ---------      ---------

    Total operating expenses              345,147     183,621           512,012        338,044
                                        ---------   ---------         ---------      ---------

    Total costs and expenses              460,529     277,085           735,864        524,522
                                        ---------   ---------         ---------      ---------

Net operating loss                       (321,962)   (122,492)         (417,893)      (307,171)

 Net realized gain from sales
  of equity investments                   398,866   2,025,442         3,588,353      2,478,529
 Realized gains from venture capital
  limited partnership investments         353,403          --           399,599             --
 Realized losses from investment
  write-downs                          (1,000,000)   (365,092)       (1,038,546)      (365,092)
 Recoveries from investments previously
  written off                               8,605      42,582             8,605         42,582
                                        ---------   ---------         ---------      ---------

Net realized (loss) income               (561,088)  1,580,440         2,540,118      1,848,848

Change in net unrealized
 fair value:
  Equity investments                    1,221,345   1,546,762         3,517,009      2,562,160
  Secured notes receivable                409,000          --           309,000             --
                                        ---------   ---------         ---------      ---------

Net income                             $1,069,257   3,127,202         6,366,127      4,411,008
                                        =========   =========         =========      =========

Net realized (loss) income per Unit    $       (3)         10                16             11
                                        =========   =========         =========      =========

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                   For the Six Months Ended June 30,
                                   ---------------------------------
                                          1996             1995
                                          ----             ----

Cash flows from operating activities:
 Interest received                    $   285,386         185,492
 Cash paid to vendors                    (173,675)       (100,291)
 Cash paid to related parties          (1,376,746)       (431,961)
                                       ----------       ---------

  Net cash used by operating
   activities                          (1,265,035)       (346,760)
                                       ----------       ---------

Cash flows from investing activities:
 Secured notes receivable issued         (171,666)             --
 Purchase of equity investments        (2,469,748)       (991,584)
 Repayments of convertible and
  secured notes receivable                 62,500         125,000
 Proceeds from sales of
  equity investments                    4,256,103       3,819,264
 Distributions from venture capital
  limited partnerships                     88,613           1,476
                                       ----------       ---------

  Net cash provided by
   investing activities                 1,765,802       2,954,156
                                       ----------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                             (3,565,256)     (1,673,084)
                                       ----------       ---------

  Net cash used by financing
   activities                          (3,565,256)     (1,673,084)
                                       ----------       ---------

Net (decrease) increase in cash
 and cash equivalents                  (3,064,489)        934,312

Cash and cash equivalents at beginning
 of year                               12,607,605       4,049,929
                                       ----------       ---------

Cash and cash equivalents at June 30  $ 9,543,116       4,984,241
                                       ==========       =========

See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Six Months Ended June 30,
                                   ---------------------------------
                                             1996               1995
                                             ----               ----

Reconciliation of net income to net
 cash used by operating activities:

Net income                               $ 6,366,127       4,411,008

Adjustments to reconcile net income
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                     (3,588,353)     (2,478,529)
  Realized gains from venture capital
   limited partnership investments          (399,599)             --
  Recoveries from investments previously
   written off                                (8,605)        (42,582)
  Realized losses from investment
   write-downs                             1,038,546         365,092
  Change in net unrealized fair value:
   Equity investments                     (3,517,009)     (2,562,160)
   Secured notes receivable                 (309,000)             --

Changes in:
  Due to/from related parties               (742,118)         (6,853)
  Other changes, net                        (105,024)        (32,736)
                                           ---------       ---------

Net cash used by operating activities    $(1,265,035)       (346,760)
                                           =========       =========

Non-cash investing activities:

Reclassification of secured notes to
 equity investments (subordinated
 notes receivable)                       $   705,000              --
                                           =========       =========

Non-cash exercise of warrants            $   336,482              --
                                           =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and six months ended June 30, 1996 and 1995, and Statements of Cash Flows for the six months ended June 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through June 30, 1996, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

The Partnership is scheduled to be dissolved on December 31, 1996. The Managing General Partners intend to obtain Management Committee approval for a two-year extension to December 31, 1998.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 1996 and 1995, were as follows:


                                           1996              1995
                                           ----              ----
Management fees                          $209,191           169,978
Reimbursable operating expenses           410,776           238,630
Individual General Partners'
 compensation                              14,661            16,500


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $73,321 and $817,233 of such expenses due to related parties at June 30, 1996, and December 31, 1995, respectively.

Amounts due to related parties for management fees were $35,240 and $33,446 at June 30, 1996, and December 31, 1995, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1996, the Partnership had an indirect interest in such non-transferable options, worth approximately $679, in PolyMedica Industries, Inc., and Conversion Technologies International, Inc.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995, is in the 1995 Annual Report. Activity from January 1 through June 30, 1996, consisted of:


                                                             January 1 -
                                                             June 30, 1996
                                            Principal       --------------
                                Investment  Amount or     Cost          Fair
Industry/Company      Position    Date      Shares        Basis         Value
- ----------------      --------  ----------  ---------     -----         -----

Balance at January 1, 1996                                $18,043,420   28,554,370
                                                           ----------   ----------

Significant changes:

Communications
- --------------
P-Com, Inc.           Common
                      shares       11/95          8,672      (155,012)    (172,139)
Wire Networks, Inc.   Series A
                      Preferred
                      shares       02/96        159,300       215,055      215,055
Wire Networks, Inc.   Series B
                      Preferred
                      shares       02/96        194,642       437,945      437,945

Computer Systems and Software
- -----------------------------
Geoworks              Common
                      shares       08/92         36,883      (196,708)    (691,556)
Geoworks              Common
                      shares       03/94         38,415             0      584,869
Geoworks              Common
                      shares       06/94        113,117      (496,924)  (2,120,944)
Geoworks              Common
                      shares       06/94        111,695             0    1,700,557
Velocity              Series A
 Incorporated         Preferred
                      shares       10/94      6,286,325    (1,000,000)  (1,034,337)
Velocity              Subordinated 08/95-
 Incorporated         notes (1)    10/95       $125,000             0     (125,000)
Velocity              Subordinated 11/95-
 Incorporated         notes (1)    06/96     $1,345,000     1,345,000      878,333

Environmental
- -------------
Conversion            Series A
 Technologies         Preferred
 International, Inc.  shares       05/95        200,000      (500,000)    (500,000)
Conversion            Convertible
 Technologies         note (1)     09/95-
 International, Inc.               11/95        $62,500       (63,338)     (63,338)
Conversion            Common
 Technologies         shares
 International, Inc.               05/96         69,180       500,000      266,896
Thermatrix, Inc.      Common
                      shares       06/96         95,239       500,000      897,366

Industrial/Business Automation
- ------------------------------
Electronic Designs,   Common
 Inc. (formerly       shares
 Crystallume)                    various        625,477             0      667,749

Medical/Biotechnology
- ---------------------
Acusphere, Inc.       Series B
                      Preferred
                      shares       05/95        125,000             0       67,500
Acusphere, Inc.       Series C
                      Preferred
                      shares       05/96        163,551       350,000      350,000
Biex, Inc.            Series C
                      Preferred
                      shares       04/96         83,333        83,333       83,333
CardioTech            Common
 International, Inc.  shares       06/96        201,714       410,197    1,159,856
CV Therapeutics, Inc. Series G
                      Preferred
                      shares       03/96         76,134        65,470      150,745
CV Therapeutics, Inc. Common
                      share warrant
                      at $.25;
                      expiring
                      03/99        03/96        114,201        86,798      199,852
Everest & Jennings    Common
 International Ltd.   shares       01/94         59,272             0      (72,609)
Lifecell              Common       02/92 &
 Corporation          shares       11/95        257,829             0      434,443
Matrix
 Pharmaceuticals,     Common       01/92 &
 Inc.                 shares (2)   01/95        321,633             0     (580,548)
Metra Biosystems,     Common
 Inc.                 shares       12/95          9,697             0     (122,958)
Molecular Geriatrics  Series B
 Corporation          Preferred
                      shares       09/93        250,000      (125,000)    (125,000)
Molecular Geriatrics  Common
 Corporation          shares       01/96         23,585       125,000       47,170
Paradigm Biosciences, Series A
 Inc.                 Preferred    04/93&
                      shares       12/94        268,816             0      204,300
Paradigm Biosciences, Convertible
 Inc.                 note (1)     10/95        $51,250       (52,272)     (52,272)
Paradigm Biosciences, Series B
 Inc.                 Preferred
                      shares       05/96         68,889       137,779      137,779
PHERIN Corporation    Series B
                      Preferred
                      shares       08/91        200,000             0      200,000
PolyMedica            Common
 Industries, Inc.     shares       03/92        411,800      (505,199)    (346,427)
Sensor Medics         Common
 Corporation          share warrant
                      at $3.60;
                      exercised
                      06/96        05/90        134,722       (15,000)     (15,000)
SyStemix, Inc.        Common       08/91 &
                      shares       01/92         65,486       (27,342)     130,325
TheraTx, Inc.         Common
                      shares (2)   06/94         70,043             0      400,646
TheraTx, Inc.         Common
                      shares (2)   05/96         20,230       289,627      366,163
Thermo Electron       Common
 Corporation          shares       06/96         26,318       351,471    1,071,143

Retail/Consumer Products
- ------------------------
YES! Entertainment   Common
 Corporation         shares        06/95         33,333             0      208,498

Venture Capital Limited Partnership Investments
- -----------------------------------------------
Various              Limited
                     Partnership
                     Interests     various   $3,968,756       (30,659)     364,337
                                                          -----------   ----------
Total significant changes during the six months
 ended June 30, 1996                                        1,730,221    5,202,732

Other changes, net                                             (3,353)      41,145
                                                           ----------   ----------

Total equity investments at June 30, 1996                 $19,770,288   33,798,247
                                                           ==========   ==========

(1)  Convertible and subordinated notes include accrued interest.  The interest rate on these notes issued in 1996 ranged from 8% to 12%.

(2)  Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.
</TABLE

Marketable Equity Securities
- ----------------------------

At June 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $5,926,911 and $8,296,440, respectively, and aggregate fair values of $19,937,358 and $17,960,638, respectively. The net unrealized gains at June 30, 1996, and December 31, 1995, included gross gains of $14,010,447 and $11,735,816, respectively.

Acusphere, Inc.
- ---------------

In May of 1996, the Partnership made an additional investment in Acusphere, Inc., by purchasing 163,551 Series C Preferred shares for
$350,000. The pricing of this round in which third parties participated indicated an increase in the change in fair value of $67,500 for the Partnership's existing investment.

Biex, Inc.
- ----------

In April of 1996, the Partnership made an additional investment in Biex, Inc., by purchasing 83,333 Series C Preferred shares for a total cost of $83,333.

CardioTech International, Inc.
- ------------------------------

In June of 1996, PolyMedica Industries, Inc., ("PolyMedica") declared a stock distribution and the Partnership received 201,714 common shares of CardioTech International, Inc. The Partnership allocated $410,197 of
PolyMedica cost basis to these shares and recorded a fair value of $1,159,856 at June 30, 1996, to reflect its unrestricted market value.

Conversion Technologies International, Inc.
- -------------------------------------------

In May of 1996, the company completed its initial public offering
("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Series A Preferred shares, Series A
Preferred warrant and common share warrant being converted into 69,180 common shares, a warrant to purchase 17,293 common shares, and 31,250
Class A warrants, respectively. The convertible note with a principal balance of $62,500 was repaid in full including accrued interest. At
June 30, 1996, the Partnership recorded a decrease in the change in fair value of $233,104 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a 25% discount for restricted securities.

CV Therapeutics, Inc.
- ---------------------

In March of 1996, the Partnership made an additional investment in the company by purchasing 76,134 Series G Preferred shares and a warrant for 114,201 common shares for a total cost of $152,268. The fair values above reflect the valuation on this financing, which resulted in an increase in the change in fair value of $198,329.

Geoworks
- --------

During the first quarter of 1996, the Partnership sold 150,000 common shares of Geoworks for total proceeds of $3,813,125 and realized a gain of $3,119,493. The Partnership recorded an increase in the change in fair value of $166,558. The change included an increase in market price at June 30, 1996 for its remaining, unrestricted shares, partially offset by a decrease of $2,118,868 due to the sale mentioned above.

Molecular Geriatrics Corporation
- --------------------------------

In January of 1996, the company converted its Series B Preferred shares into common shares and then effected a reverse stock split.
Consequently, the Partnership's Series B investment became 23,585 common shares.

In June of 1996, the company completed a Series C Preferred round of financing in which the Partnership did not participate. The pricing of this round indicated a $77,830 fair value decrease in the Partnership's investments.

P-Com, Inc.
- -----------

During the first quarter of 1996, the Partnership sold all of its investment in the company for total proceeds of $165,852 resulting in a realized gain of $10,840.

Paradigm Biosciences, Inc.
- --------------------------

In February of 1996, the Partnership issued $43,334 in convertible notes to the company and received a warrant to purchase 5,416 Series B
Preferred shares at $2.00 per share.

In May of 1996, the Partnership purchased 68,889 Series B Preferred shares with $40,000 in cash and by converting two notes totaling $94,584 including accrued interest of $3,195 for a total cost of $137,779. The pricing of this conversion financing round in which third parties participated indicated an increase in the change in fair value of $204,300 for the Partnership's existing investment.

PHERIN Corporation
- ------------------

The Partnership recorded an increase in fair value of $200,000, based on the valuation set at a prior round of financing in which third parties participated.

PolyMedica Industries, Inc.
- ---------------------------

During the first six months of 1996, the Partnership sold 26,565 common shares of PolyMedica for total proceeds of $215,062 and realized a gain of $120,060.

In June of 1996, the company declared a stock distribution of CardioTech International, Inc., ("CardioTech") common stock. The
Partnership received 201,714 CardioTech common shares and allocated
$410,197 of PolyMedica cost basis to these shares.

As of June 30, 1996, the Partnership recorded a decrease in fair value of $346,427 to reflect the market price at June 30, 1996, for its remaining PolyMedica unrestricted shares. This decrease in fair value is more than offset by the increase in fair value of CardioTech common stock.

SyStemix, Inc.
- --------------

In May of 1996, the Partnership sold 1,500 common shares of SyStemix, Inc., for total proceeds of $28,597 and a realized gain of $1,255. The
Partnership recorded an increase in fair value of $130,325 to reflect the market price at June 30, 1996, for its remaining unrestricted shares.

Thermatrix, Inc.
- ----------------

In February of 1996, the Partnership made an investment in the company by purchasing 200,000 Series D Preferred shares for $500,000.

In June of 1996, the company completed its IPO.  The Partnership's
Series D Preferred shares were converted into 95,239 common shares reflecting a reverse stock split. At June 30, 1996, the Partnership recorded an increase in the change in fair value of $397,366 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a 25% discount for restricted securities.

Thermo Electron Corporation/Sensor Medics Corporation
- -----------------------------------------------------

In June of 1996, Thermo Electron Corporation ("Thermo") acquired Sensor
Medics Corporation ("Sensor"). Immediately prior to the acquisition, the Partnership exercised its Sensor warrant without cash and received
94,704 shares of Sensor common stock with a cost basis of $351,471, which reflects a realized gain of $336,471 and a warrant cost basis of $15,000. The Sensor common shares were in turn exchanged for 26,318 shares of marketable, unrestricted Thermo common stock. An increase in fair value of $719,672 reflected the unrestricted market value of Thermo stock at June 30, 1996.

Velocity Incorporated
- ---------------------

During the first six months of 1996, the Partnership issued $640,000 in subordinated notes to continue company operations and reclassified secured notes receivable of $705,000 to subordinated notes.

During the second quarter of 1996, the Managing General Partners determined that there has been an other than temporary decline in value for the Partnership's preferred stock investment. As a result, a realized loss of $1,000,000 was recorded. The Partnership also recorded a decrease in the change in fair value of $626,004 for its investment.

Wire Networks, Inc.
- -------------------

In February of 1996, the Partnership invested in the company by purchasing 159,300 Series A Preferred shares and 194,642 Series B
Preferred shares for $215,055 and $437,945, respectively.


Venture Capital Limited Partnership Investments
- -----------------------------------------------

The Partnership recorded a cost basis decrease of $30,659 in venture capital limited partnership investments during the six months ended June
30, 1996. The decrease was a result of returns of capital in the form of stock and cash distributions of $36,956 and $1,516, respectively, partially offset by additional contributions of $7,813. The Partnership recorded a fair value increase of $364,337 as a result of a net increase in the fair value of the underlying investments, partially offset by cash and stock distributions from the profits of certain venture capital limited partnership investments which were recorded as realized gains.

During the first half of 1996, the Partnership also received cash distributions totaling $87,097 and common stock distributions of TheraTx, Inc., and Oravax, Inc., shares with fair values of $289,627 and $22,875, respectively; these distributions were from profits and are recorded as realized gains from venture capital limited partnership investments.

In June of 1996, the Partnership sold its distribution of Oravax, Inc., for total proceeds of $19,940 and realized a loss of $2,935.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's
YES! Entertainment Corporation shares are restricted.

4.  Secured Notes Receivable, Net
    -----------------------------

Activity from January 1, 1996, through June 30, 1996, consisted of:




Balance at January 1, 1996                         $224,334

1996 activity:
  Secured notes receivable issued                   171,666
  Decrease in allowance for loan losses             309,000
  Reclassification of secured notes to equity
   investments (subordinated notes receivable)     (705,000)
                                                    -------

Total secured notes receivable, net,
  at June 30, 1996                                 $     --
                                                    =======

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1996                         $309,000

Change in net unrealized fair value of
 secured notes receivable                          (309,000)
                                                    -------

Balance at June 30, 1996                           $     --
                                                    =======


Refer to Note 3, Equity Investments, for additional information regarding the reclassification of notes.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at June 30, 1996, and December 31, 1995, consisted of:


                                       1996          1995
                                       ----          ----

Demand accounts                    $   519,643        20,911
Money-market accounts                9,023,473    12,586,694
                                    ----------    ----------
  Total                            $ 9,543,116    12,607,605
                                    ==========    ==========

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1996, the Partnership had unfunded commitments as follows:



Type
- ----
Equity investments                                       $  6,250
Term notes                                                 80,000
Venture capital limited partnership investments            31,244
                                                          -------
Total                                                    $117,494
                                                          =======

In July of 1994, the Partnership guaranteed for a two-year period a $2 million loan between a financial institution and a portfolio company in the medical/biotechnology industry. The Partnership had received a guarantee fee of $125,000, which was recorded as deferred income and is being amortized as other income over the two-year period. During 1996, $31,250 was recorded as other income. The Partnership also agreed to jointly guarantee with two affiliated partnerships a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry of which the Partnership's share is $500,000. However, if the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership's share may increase up to $1,000,000. While the Partnership expects the portfolio companies to repay the loan or line of credit, if the portfolio companies fail to do so, the Partnership may be liable up to $3,000,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1996, net cash used by operating activities totaled $1,265,035. The Partnership paid management fees of $207,397 to the Managing General Partners and reimbursed related parties for operating expenses of $1,154,688. In addition, $14,661 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $173,675 were paid and $285,386 in interest income was received. Distributions totaling $3,565,256 were paid to Limited and General Partners.

During the six months ended June 30, 1996, the Partnership funded $171,666 in secured notes receivable and $2,469,748 in equity investments mainly to portfolio companies in the communications, computer systems and software, medical/biotechnology, and industrial/business automation industries. Proceeds from equity investment sales were $4,256,103 and distributions of $88,613 from venture capital limited partnership investments were received. Repayments of convertible notes receivable provided cash of $62,500.
As of June 30, 1996, the Partnership was committed to fund additional investments of $117,494 and had outstanding guarantees up to $3,000,000 as discussed in Note 6 to the financial statements.

During the first half of 1996, Conversion Technologies International, Inc., and Thermatrix, Inc., completed their initial public offerings ("IPOs"). Although the Partnership's holdings in these companies are subject to selling restrictions, the IPOs indicate potential future liquidity for these investments.

Cash and cash equivalents at June 30, 1996, were $9,543,116. Cash reserves, interest income on short-term investments, future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $1,069,257 and $3,127,202 for the three months ended June 30, 1996 and 1995, respectively. The decrease in net income was primarily due to a $1,626,576 decrease in net realized gain from sales of equity investments, a $634,908 increase in realized losses from investment write-downs, a $325,417 decrease in the change in net unrealized fair value of equity investments, and a $161,526 increase in total operating expenses. These changes were partially offset by a $409,000 increase in the change in net unrealized fair value of secured notes receivable and a $353,403 increase in realized gains from venture capital limited partnership investments.

Net realized gains from sales of equity investments were $398,866 and $2,025,442 for the quarters ended June 30, 1996 and 1995, respectively. The 1996 gain mainly resulted from the non-cash exercise of a Sensor Medics Corporation warrant in exchange for Thermo Electron Corporation common shares. The 1995 gain mostly related to sales of GeoWorks.

During the quarter ended June 30, 1996, the Partnership recorded realized losses from investment write-downs of $1,000,000 related to a portfolio company in the computer systems and software industry. During the same period in 1995, such losses totaled $365,092 related primarily to equity investments for portfolio companies in the retail/consumer products and communications industries.

During the quarter ended June 30, 1996, the increase in fair value of equity investments of $1,221,345 was primarily due to venture capital limited partnership investments as well as portfolio companies in the industrial/business automation and environmental industries. During the same period in 1995, the increase of $1,546,762 was mostly attributable to increases in portfolio companies in the computer systems and software industry.

Operating expenses were $345,147 for the quarter ended June 30, 1996, compared to $183,621 for the same period in 1995. The increase was primarily due to higher administrative and investor services and investment operations expenses from increased portfolio activities.

The Partnership recorded an increase in the change in fair value of secured notes receivable of $409,000 at June 30, 1996, due to the elimination of loan loss reserves. No such reserve was recorded at June 30, 1995.

Realized gains from venture capital limited partnership investments were $353,403 for the three months ended June 30, 1996. The gain represented distributions from profits of two venture capital limited partnerships. There was no such gain realized in 1995.

Total income was $138,567 and $154,593 during the quarters ended June 30, 1996 and 1995, respectively. The increase of $37,281 in short-term investment interest was mainly from investment sale proceeds. This increase was more than offset by a $53,307 decrease in notes receivable interest. Included in the 1995 balance of $54,617 was approximately $50,000 in interest income related to a secured note receivable previously written off from a portfolio company in the medical/biotechnology industry. The remaining decrease was due to notes receivable on nonaccrual status.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net income was $6,366,127 and $4,411,008 for the six months ended June 30, 1996 and 1995, respectively. The increase in net income was primarily due to a $1,109,824 increase in net realized gain from sales of equity investments, a $954,849 increase in the change in net unrealized fair value of equity investments, a $399,599 increase in realized gains from venture capital limited partnership investments, and a $309,000 increase in the change in net unrealized fair value of secured notes receivable. These changes were partially offset by a $673,454 increase in realized losses from investment write-downs.

Net realized gain from sales of equity investments was $3,588,353 for the six months ended June 30, 1996, compared to $2,478,529 for the same period in 1995. The 1996 net gain mainly related to sales of Geoworks. The net gain in 1995 mostly related to sales of GeoWorks and UroMed Corporation investments.

During the six months ended June 30, 1996, the increase in fair value of equity investments of $3,517,009 was primarily attributable to increases in portfolio companies in the medical/biotechnology and industrial/business automation industries, partially offset by decreases in portfolio companies in the computer systems and software industry. During the same period ended June 30, 1995, the increase of $2,562,160 was primarily attributable to increases in portfolio companies in the computer systems and software and medical/biotechnology industries, partially offset by decreases in portfolio companies in the industrial/business automation industry.

Realized gains from venture capital limited partnership investments was $399,599 for the six months ended June 30, 1996. The gain represents distributions from profits of two venture capital limited partnerships. There was no such gain realized in 1995.

The Partnership recorded an increase in the change in fair value of secured notes receivable of $309,000 at June 30, 1996, due to the elimination of loan loss reserves. No such reserve was recorded at June 30, 1995.

During the six months ended June 30, 1996, the Partnership recorded realized losses from investment write-downs of $1,038,546 mostly related to equity investments for a portfolio company in the computer systems and software industry. During the same period in 1995, such losses totaled $365,092 primarily due to equity investments in portfolio companies in the retail/consumer products and communications industries.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1996.

(b) Financial Data Schedule for the six months ended and as of June 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 9, 1996   By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller