Form 10-Q
period 1996-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1996-11-08
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                      September 30,      December 31,
                                          1996              1995
                                      ------------       -----------

ASSETS

Investments:
Equity investments (cost basis
 of $23,295,570 and $18,043,420 for
 1996 and 1995, respectively)          $32,565,697        28,554,370
Secured notes receivable, net (cost
 basis of $533,334 for 1995)                    --           224,334
                                        ----------        ----------
         Total investments              32,565,697        28,778,704

Cash and cash equivalents                5,346,952        12,607,605
Restricted cash                            506,158                --
Other assets                                 4,656             1,858
                                        ----------        ----------

         Total                         $38,423,463        41,388,167
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    42,915            26,378
Due to related parties                      54,665           850,679
Distributions payable                           --         3,565,256
Deferred income                                 --            31,250
Other liabilities                           35,528            40,431
                                        ----------        ----------
     Total liabilities                     133,108         4,513,994

Commitments, contingencies and subsequent events
 (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1996 and 1995)                29,143,688        26,660,952
 General Partners                         (123,460)           11,271
 Net unrealized fair value increase
   (decrease) from cost:
   Equity investments                    9,270,127        10,510,950
   Secured notes receivable                     --          (309,000)
                                        ----------        ----------

     Total partners' capital            38,290,355        36,874,173
                                        ----------        ----------

        Total                          $38,423,463        41,388,167
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three              For the Nine
                                              Months Ended               Months Ended
                                              September 30,              September 30,
                                        ------------------------     -----------------
                                             1996        1995            1996         1995
                                             ----        ----            ----          ----
Income:
 Secured and convertible notes
  receivable interest                  $    9,132       5,397            13,871         63,327
 Short-term investment interest            91,039      91,577           373,021        219,748
 Other income                              15,650      15,625            46,900         46,875
                                        ---------   ---------         ---------      ---------
  Total income                            115,821     112,599           433,792        329,950


Costs and expenses:
 Management fees                          108,513      92,252           317,704        262,230
 Individual General Partners'
  compensation                              8,017       9,994            22,678         26,494
 Operating expenses:
  Administrative and investor services    101,443      69,420           331,622        221,553
  Investment operations                    47,052      44,350           230,224        150,699
  Professional fees                        18,149       5,900            57,152         47,245
  Computer services                        27,042      22,022            86,700         60,239
                                        ---------   ---------         ---------      ---------

    Total operating expenses              193,686     141,692           705,698        479,736
                                        ---------   ---------         ---------      ---------

    Total costs and expenses              310,216     243,938         1,046,080        768,460
                                        ---------   ---------         ---------      ---------

Net operating loss                       (194,395)   (131,339)         (612,288)      (438,510)

 Net realized gain from sales
  of equity investments                   162,091   3,590,402         3,750,444      6,068,931
 Net realized gain from venture capital
  limited partnership investments              --     401,801           399,599        401,801
 Realized losses from investment
  write-downs                                  --     (34,335)       (1,038,546)      (399,427)
 Recoveries from investments previously
  written off                                  --      16,983             8,605         59,565
                                        ---------   ---------         ---------      ---------

Net realized (loss) income                (32,304)  3,843,512         2,507,814      5,692,360

Change in net unrealized
 fair value:
  Equity investments                   (4,757,832)   (618,244)       (1,240,823)     1,943,916
  Secured notes receivable                     --          --           309,000             --
                                        ---------   ---------         ---------      ---------

Net (loss) income                     $(4,790,136)  3,225,268         1,575,991      7,636,276
                                        =========   =========         =========      =========

Net realized income per Unit           $       --          24                16             35
                                        =========   =========         =========      =========

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' CAPITAL
------------------------------

For the nine months ended September 30, 1996:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                             Limited    General     Equity    Secured Notes
                             Partners   Partners  Investments   Receivable    Total
                             --------   --------  ----------- -------------   -----

Partners' capital,
 December 31, 1995        $26,660,952     11,271   10,510,950   (309,000)  36,874,173

Distributions                      --   (159,809)          --         --     (159,809)

Net realized income         2,482,736     25,078           --         --    2,507,814

Change in net unrealized
 fair value:
  Equity investments               --         --   (1,240,823)        --   (1,240,823)
  Secured notes receivable         --         --           --    309,000      309,000
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 September 30, 1996       $29,143,688   (123,460)   9,270,127         --   38,290,355
                           ==========  =========   ==========    =======   ==========
See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                               1996             1995
                                               ----             ----

Cash flows from operating activities:
 Interest received                         $   392,075         277,069
 Cash paid to vendors                         (154,557)       (189,245)
 Cash paid to related parties               (1,701,201)       (631,978)
                                            ----------       ---------

  Net cash used by operating
   activities                               (1,463,683)       (544,154)
                                            ----------       ---------

Cash flows from investing activities:
 Secured notes receivable issued              (171,666)             --
 Purchase of equity investments             (6,721,386)     (1,653,603)
 Repayments of convertible and
  secured notes receivable                      62,500         125,000
 Proceeds from sales of
  equity investments                         5,011,889       8,496,503
 Recoveries of investments
  previously written off                            --          16,983
 Distributions from venture capital
  limited partnerships                          93,107          74,116
                                            ----------       ---------

  Net cash (used) provided by
   investing activities                     (1,725,556)      7,058,999
                                            ----------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                  (3,565,256)     (1,673,084)
                                            ----------       ---------

  Net cash used by financing
   activities                               (3,565,256)     (1,673,084)
                                            ----------       ---------

Net (decrease) increase in cash and
 restricted cash                            (6,754,495)      4,841,761

Cash and restricted cash at beginning
 of year                                    12,607,605       4,049,929
                                            ----------       ---------

Cash and restricted cash at September 30   $ 5,853,110       8,891,690
                                             =========       =========

See accompanying notes to financial statements.

-----------------------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                               1996               1995
                                               ----               ----

Reconciliation of net income to net
 cash used by operating activities:

Net income                                 $ 1,575,991       7,636,276

Adjustments to reconcile net income
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                       (3,750,444)     (6,068,931)
  Net realized gain from venture capital
   limited partnership investments            (399,599)       (401,801)
  Recoveries from investments previously
   written off                                  (8,605)        (59,565)
  Realized losses from investment
   write-downs                               1,038,546         399,427
  Change in net unrealized fair value:
   Equity investments                        1,240,823      (1,943,916)
   Secured notes receivable                   (309,000)             --

Changes in:
  Other assets                                  (2,798)        (65,980)
  Due to/from related parties                 (796,014)         12,244
  Other changes, net                           (52,583)        (51,908)
                                             ---------       ---------

Net cash used by operating activities      $(1,463,683)       (544,154)
                                             =========       =========

Non-cash investing activities:

Non-cash exercise of warrants              $   336,482              --
                                             =========       =========

Reclassification of secured notes to
 equity investments (subordinated notes
 receivable)                               $   705,000              --
                                             =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1996, and December 31, 1995, and the related Statement of Partners' Capital for the nine months ended September 30, 1996, Statements of Operations for the three and nine months ended September 30, 1996 and 1995, and Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through September 30, 1996, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. Certain 1995 account balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 1996 and 1995, were as follows:


                                           1996              1995
                                           ----              ----
Management fees                          $317,704           262,230
Reimbursable operating expenses           564,805           355,498
Individual General Partners'
 compensation                              22,678            26,494


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $18,494 and $817,233 of such expenses due to related parties at September 30, 1996, and December 31, 1995, respectively.

Amounts due to related parties for management fees were $36,171 and $33,446 at September 30, 1996, and December 31, 1995, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1996, the Partnership had an indirect interest in non-transferable PolyMedica Industries, Inc., and Conversion Technologies International, Inc., options at an exercise price higher than the current market value.

In September of 1996, the Partnership made a tax distribution of 29,269 Theramatrix, Inc., common shares to the General Partners; the shares had a fair value of $159,809 resulting in a realized gain of $6,147.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995, is in the 1995 Annual Report. Activity from January 1 through September 30, 1996, consisted of



                                                             January 1 -
                                                          September 30, 1996
                                            Principal     -----------------------
                                Investment  Amount or     Cost          Fair
Industry/Company      Position    Date      Shares        Basis         Value
----------------      --------  ----------  ---------     -----         -----

Balance at January 1, 1996                                $18,043,420   28,554,370
                                                           ----------   ----------

Significant changes:

Communications
--------------
P-Com, Inc.           Common
                      shares       11/95          8,672      (155,012)    (172,139)
Wire Networks, Inc.   Series A
                      Preferred
                      shares       02/96        159,300       215,055      215,055
Wire Networks, Inc.   Series B
                      Preferred
                      shares       02/96        194,642       437,945      437,945

Computer Systems and Software
-----------------------------
Geoworks              Common
                      shares       08/92         36,883      (196,708)    (691,556)
Geoworks              Common
                      shares       03/94         38,415             0      180,551
Geoworks              Common
                      shares       06/94        113,117      (496,924)  (2,120,944)
Geoworks              Common
                      shares       06/94        111,695             0      524,967
Geoworks              Common
                      shares       07/96         10,000       200,000      234,500
Geoworks              Common
                      shares       09/96         15,000       298,125      351,750
Photon Dynamics       Common
                      shares       07/96         50,000       300,000      353,750
Velocity              Series A
 Incorporated         Preferred
                      shares       10/94      6,286,325    (1,000,000)  (1,034,337)
Velocity              Subordinated 08/95-
 Incorporated         notes (1)    10/95       $125,000             0     (125,000)
Velocity              Subordinated 11/95-
 Incorporated         notes (1)    09/96     $1,371,400     1,371,400      831,666

Electronic Design Automation
----------------------------
Cadence Design        Common
 Systems, Inc.        shares       07/96         12,000       313,439      444,301
Synopsis, Inc.        Common
                      shares       07/96          7,000       238,569      322,176

Environmental
-------------
Conversion            Series A
 Technologies         Preferred
 International, Inc.  shares       05/95        200,000      (500,000)    (500,000)
Conversion            Convertible
 Technologies         note (1)     09/95-
 International, Inc.               11/95        $62,500       (63,338)     (63,338)
Conversion            Common
 Technologies         shares
 International, Inc.               05/96         69,180       500,000      179,315
Thermatrix, Inc.      Common
                      shares       06/96         65,970       346,338      358,019

Industrial/Business Automation
------------------------------
Electronic Designs,   Common
 Inc. (formerly       shares
 Crystallume)                    various        625,477             0    1,352,021

Medical/Biotechnology
---------------------
Acusphere, Inc.       Series B
                      Preferred
                      shares       05/95        125,000             0       67,500
Acusphere, Inc.       Series C
                      Preferred
                      shares       05/96        163,551       350,000      350,000
Affymetrix, Inc.      Common
                      shares       07/96         20,000       225,000      341,500
Biex, Inc.            Series A
                      Preferred
                      shares       07/93        128,205             0       64,103
Biex, Inc.            Series B
                      Preferred
                      shares       10/94         63,907             0       31,954
Biex, Inc.            Series B
                      Preferred
                      share warrant
                      at $1.00;
                      expiring
                      10/99        10/94         23,540             0       11,770
Biex, Inc.            Series C
                      Preferred
                      shares       06/95         83,334             0       41,667
Biex, Inc.            Series C
                      Preferred
                      shares       12/95         83,333             0       41,667
Biex, Inc.            Series C
                      Preferred
                      shares       04/96         83,333        83,333      125,000
Biex, Inc.            Series D
                      Preferred
                      shares       08/96        111,115       166,673      166,673
CardioTech            Common
 International, Inc.  shares       06/96        201,714       410,197      360,663
CareCentric           Series B
 Solutions, Inc.      Preferred
                      shares       09/96        166,323       282,749      282,749
CV Therapeutics, Inc. Series G
                      Preferred
                      shares       03/96         76,134        65,470      152,268
CV Therapeutics, Inc. Common
                      share warrant
                      at $.25;
                      expiring
                      03/99        03/96        114,201        86,798      199,852
Endocare, Inc.        Common
                      shares       08/96          7,500        22,500       22,427
Endocare, Inc.        Common
                      share
                      warrant
                      at $3.00;
                      expiring
                      08/01        08/96        112,500             0      110,274
Endocare, Inc.        Convertible
                 note (1)     08/96       $562,500       571,500      571,500
Everest & Jennings    Common
 International Ltd.   shares       01/94         59,272             0     (165,963)
Gilead Sciences, Inc. Common
                      shares       07/96         20,000       347,500      556,500
Lifecell              Common       02/92 &
 Corporation          shares       11/95        247,529       (39,226)     334,321
Lifecell              Common
 Corporation          shares       08/96         12,500        38,750       47,350
Matrix
 Pharmaceuticals,     Common       01/92 &
 Inc.                 shares (2)   01/95        321,633             0   (3,443,082)
Matrix
 Pharmaceuticals,     Common
 Inc.                 shares       09/96        133,000       998,476    1,020,775
Metra Biosystems,     Common
 Inc.                 shares       12/95          9,697      (162,425)    (173,382)
Molecular Geriatrics  Series B
 Corporation          Preferred
                      shares       09/93        250,000      (125,000)    (125,000)
Molecular Geriatrics  Common
 Corporation          shares       01/96         23,585       125,000       47,170
Neurocrine            Common
 Biosciences, Inc.    shares       07/96         35,000       241,875      379,750
Paradigm Biosciences, Series A
 Inc.                 Preferred    04/93&
                      shares       12/94        268,816             0      204,300
Paradigm Biosciences, Convertible
 Inc.                 note (1)     10/95        $51,250       (52,272)     (52,272)
Paradigm Biosciences, Series B
 Inc.                 Preferred
                      shares       05/96         68,889       137,779      137,779
PHERIN Corporation    Series B
                      Preferred
                      shares       08/91        200,000             0      200,000
PolyMedica            Common
 Industries, Inc.     shares       03/92        411,800      (505,199)    (299,894)
Sensor Medics         Common
 Corporation          share warrant
                      at $3.60;
                      exercised
                      06/96        05/90        134,722       (15,000)     (15,000)
SyStemix, Inc.        Common
                      shares       08/91         57,585       (29,446)     (63,460)
SyStemix, Inc.        Common
                      shares       01/92          5,014       (91,396)     (77,466)
SyStemix, Inc.        Common
                      shares       09/96            340         5,333        5,279
TheraTx, Inc.         Common
                      shares (2)   06/94         60,000       (15,064)    (171,132)
Thermo Electron       Common
 Corporation          shares       06/96         26,318       351,482    1,020,578

Retail/Consumer Products
------------------------
YES! Entertainment   Common
 Corporation         shares        06/95         33,333             0      171,624

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various              Limited
                     Partnership
                     Interests     various   $3,968,756      (139,056)     255,940
                                                          -----------   ----------
Total significant changes during the nine months
 ended September 30, 1996                                   5,145,220    3,814,984

Other changes, net                                            106,930      196,343
                                                           ----------   ----------

Total equity investments at September 30, 1996            $23,295,570   32,565,697
                                                           ==========   ==========

(1)  Convertible and subordinated notes include accrued interest.  The interest rates on these notes issued in 1996 ranged from 8% to 18%.

(2)  Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.
</TABLE

Marketable Equity Securities
----------------------------

At September 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $12,210,446 and $8,296,440, respectively, and aggregate fair values of $20,464,799 and $17,960,638, respectively. The net unrealized gains at September 30, 1996, and December 31, 1995, included gross gains of $9,435,278 and $11,735,816, respectively.

Acusphere, Inc.
---------------

In May of 1996, the Partnership made an additional investment in Acusphere, Inc., by purchasing 163,551 Series C Preferred shares for
$350,000. The pricing of this round, in which third parties participated, indicated an increase in the change in fair value of $67,500 for the Partnership's existing investment.

Affymetrix, Inc.
----------------

In July of 1996, the Partnership purchased 20,000 Affymetrix, Inc., common shares for $225,000 and recorded an increase in the change in fair value of $116,500 at September 30, 1996, to reflect its unrestricted market value.

Biex, Inc.
----------

In April of 1996, the Partnership purchased an additional 83,333 Series
C Preferred shares for $83,333. Then in August of 1996, the Partnership purchased 111,115 Series D Preferred shares for $166,673. The pricing of the Series D financing round, in which third parties participated, indicated an increase in the change in fair value of $232,828 for the Partnership's prior investments.

Cadence Design Systems, Inc.
----------------------------

In July of 1996, the Partnership purchased 12,000 common shares of Cadence Design Systems, Inc., for $313,439 and recorded an increase in the change in fair value of $130,862 at September 30, 1996, to reflect its unrestricted market value.

CardioTech International, Inc.
------------------------------

In June of 1996, PolyMedica Industries, Inc., ("PolyMedica") declared a stock distribution and the Partnership received 201,714 common shares of CardioTech International, Inc. The Partnership allocated $410,197 of
PolyMedica cost basis to these shares and recorded a fair value of $360,663 at September 30, 1996, to reflect its unrestricted market value.

CareCentric Solutions, Inc.
---------------------------

In September of 1996, the Partnership made an additional investment in the company by purchasing 166,323 Series B Preferred shares for $282,749.

Conversion Technologies International, Inc.
-------------------------------------------

In May of 1996, the company completed its initial public offering
("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Series A Preferred shares, Series A
Preferred warrant and common share warrant being converted into 69,180 common shares, a warrant to purchase 17,293 common shares, and 31,250
Class A warrants, respectively. The convertible note with a principal balance of $62,500 including accrued interest was repaid in full. At
September 30, 1996, the Partnership recorded a decrease in the change in fair value of $320,685 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

CV Therapeutics, Inc.
---------------------

In March of 1996, the Partnership made an additional investment in the company by purchasing 76,134 Series G Preferred shares and a warrant for 114,201 common shares for a total cost of $152,268. The fair values above reflect the valuation on this financing, which resulted in an increase in the change in fair value of $199,852.

Endocare, Inc.
--------------

In August of 1996, the Partnership issued convertible notes of $562,500 to the company and received a warrant to purchase 112,500 common shares.
The Partnership also received 7,500 common shares as payment for loan processing fees. At September 30, 1996, the Partnership recorded an increase in the change in fair value of $110,201 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Geoworks
--------

During the first quarter of 1996, the Partnership sold 150,000 common shares of Geoworks for total proceeds of $3,813,125 and realized a gain of $3,119,493.

During the third quarter of 1996, the Partnership also purchased an additional 25,000 Geoworks common shares for $498,125.

The Partnership recorded a decrease in the change in fair value of $1,325,225. The decrease included a decrease of $2,118,868 due to the sale mentioned above, partially offset by an increase in market price at September 30, 1996, for its remaining, unrestricted shares.

Gilead Sciences, Inc.
--------------------

In July of 1996, the Partnership purchased 20,000 Gilead Sciences, Inc., common shares for $347,500 and recorded an increase in the change in fair value of $209,000 at September 30, 1996, to reflect its unrestricted market value.

Lifecell Corporation
--------------------

In August of 1996, the Partnership sold 10,300 common shares for $38,947 and realized a loss of $279. In addition, the Partnership also cash exercised its warrant for $38,750 and received 12,500 common shares. At
September 30, 1996, the Partnership recorded an increase in the change in fair value of $382,147 to reflect the unrestricted market price of its investment.

Matrix Pharmaceuticals, Inc.
----------------------------

In September of 1996, the Partnership purchased an additional 133,000 common shares for $998,475. The Partnership also recorded a decrease in the change in fair value of $3,420,783 to reflect the unrestricted market price of its investment at September 30, 1996.

Metra Biosystems, Inc.
----------------------

In July of 1996, the Partnership sold all of its investment in the Company for total proceeds of $49,175 resulting in a realized loss of $113,250.

Molecular Geriatrics Corporation
--------------------------------

In January of 1996, the company converted its Series B Preferred shares into common shares and then effected a reverse stock split.
Consequently, the Partnership's Series B investment became 23,585 common shares.

In June of 1996, the company completed a Series C Preferred round of financing in which the Partnership did not participate. The lower pricing of this round indicated that the fair value of the Partnership's investment had declined by $77,830.

Neurocrine Biosciences, Inc.
----------------------------

In July of 1996, the Partnership purchased 35,000 common shares of Neurocrine Biosciences, Inc., for $241,875 and recorded an increase of $137,875 in the change in fair value at September 30, 1996, to reflect its unrestricted market value.

P-Com, Inc.
-----------

During the first quarter of 1996, the Partnership sold all of its investment in the company for proceeds of $165,852 resulting in a realized gain of $10,840.

Paradigm Biosciences, Inc.
--------------------------

In February of 1996, the Partnership issued $43,334 in convertible notes to the company and received a warrant to purchase 5,416 Series B
Preferred shares at $2.00 per share.

In May of 1996, the Partnership purchased 68,889 Series B Preferred shares with $40,000 in cash and by converting two notes totaling $94,584 including accrued interest of $3,195 for a total cost of $137,779. The pricing of this financing round, in which third parties participated, indicated an increase in the change in fair value of $204,300 for the Partnership's existing investment.

PHERIN Corporation
------------------

The Partnership recorded an increase in fair value of $200,000, based on the valuation set at a prior round of financing in which third parties participated.

Photon Dynamics
---------------

In July of 1996, the Partnership purchased 50,000 common shares of Photon Dynamics for $300,000; an increase of $53,750 in the change in fair value was recorded at September 30, 1996, to reflect its unrestricted market value.

PolyMedica Industries, Inc.
---------------------------

During the first six months of 1996, the Partnership sold 26,565 common shares of PolyMedica for total proceeds of $215,062 and realized a gain of $120,060.

In June of 1996, the company declared a distribution of CardioTech
International, Inc., ("CardioTech") common stock. The Partnership received 201,714 CardioTech common shares and allocated $410,197 of PolyMedica cost basis to these shares.

As of September 30, 1996, the Partnership recorded a decrease in fair value of $299,894 to reflect the market price of the remaining
PolyMedica unrestricted shares. This fair value decrease was more than offset by the fair value of CardioTech common stock.

Synopsis, Inc.
--------------

In July of 1996, the Partnership purchased 7,000 common shares of Synopsis, Inc., for $238,569 and recorded an increase in the change in fair value of $83,607 at September 30, 1996, to reflect its unrestricted market value.

SyStemix, Inc.
--------------

During the first nine months of 1996, the Partnership sold 10,901 common shares of SyStemix, Inc., for total proceeds of $166,484 and a realized gain of $45,642. In September of 1996, the Partnership purchased an additional 340 common shares for $5,333. The Partnership also recorded a decrease in fair value of $135,647 at September 30, 1996, mainly due to the sale mentioned above.

TheraTx, Inc.
-------------

In August of 1996, the Partnership sold 30,273 common shares of TheraTx, Inc., for total proceeds of $529,777 and realized a gain of $225,086.
This gain included the sale of 20,230 TheraTx common shares, which was a distribution in February of 1996 from a venture capital limited partnership investment, for total proceeds of $354,025 and a gain of $64,398. At September 30, 1996, the Partnership recorded a decrease in fair value of $171,132 mainly due to the sale mentioned above.

Thermatrix, Inc.
----------------

In February of 1996, the Partnership made an investment in the company by purchasing 200,000 Series D Preferred shares for $500,000.

In June of 1996, the company completed its IPO.  The Partnership's
Series D Preferred shares were converted into 95,239 common shares reflecting a reverse stock split.

Then in September of 1996, as disclosed in Note 2 to the financial statements, the Partnership distributed 29,269 common shares. At
September 30, 1996, the Partnership recorded an increase in the change in fair value of $11,681 to reflect the publicly-traded market price of its remaining investments; the fair value of which was adjusted to reflect a discount for restricted securities.

Thermo Electron Corporation/Sensor Medics Corporation
-----------------------------------------------------

In June of 1996, Thermo Electron Corporation ("Thermo") acquired Sensor
Medics Corporation ("Sensor"). Immediately prior to the acquisition, the Partnership exercised its Sensor warrant without cash and received
94,704 shares of Sensor common stock with a cost basis of $351,482, which reflects a realized gain of $336,482 and a warrant cost basis of $15,000. The Sensor common shares were in turn exchanged for 26,318 shares of Thermo common stock. An increase in fair value of $669,096 reflected the publicly-traded market value of Thermo stock at September
30, 1996; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Velocity Incorporated
---------------------

During the first nine months of 1996, the Partnership issued $666,400 in subordinated notes to continue company operations, and reclassified secured notes receivable of $705,000 to subordinated notes.

The Managing General Partners have determined that there has been an other than temporary decline in value for the Partnership's preferred stock investment. As a result, a realized loss of $1,000,000 was recorded. The Partnership also recorded a decrease in the change in fair value of $699,071 for its investment.

Wire Networks, Inc.
-------------------

In February of 1996, the Partnership invested in the company by purchasing 159,300 Series A Preferred shares and 194,642 Series B
Preferred shares for $215,055 and $437,945, respectively.


Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis decrease of $139,056 in venture capital limited partnership investments during the nine months ended
September 30, 1996. The decrease was a result of returns of capital in the form of stock and cash distributions of $140,859 and $6,010, respectively, partially offset by additional contributions of $7,813.
The Partnership recorded a fair value increase of $255,940 as a result of a net increase in the fair value of the underlying investments, partially offset by cash and stock distributions from certain venture capital limited partnership investments.

During the first nine months of 1996, the Partnership also received cash distributions totaling $87,097 and common stock distributions of TheraTx, Inc., and Oravax, Inc., shares with fair values of $289,627 and $22,875, respectively; these distributions were from profits and are recorded as realized gains from venture capital limited partnership investments.

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

4.  Secured Notes Receivable, Net
    -----------------------------

Activity from January 1, 1996, through September 30, 1996, consisted of:




Balance at January 1, 1996                         $224,334

1996 activity:
  Secured notes receivable issued                   171,666
  Decrease in allowance for loan losses             309,000
  Reclassification of secured notes to equity
   investments (subordinated notes receivable)     (705,000)
                                                    -------

Total secured notes receivable, net,
  at September 30, 1996                            $     --
                                                    =======

Activity in the allowance for loan losses was as follows:


Balance at January 1, 1996                         $309,000

Change in net unrealized fair value of
 secured notes receivable                          (309,000)
                                                    -------

Balance at September 30, 1996                      $     --
                                                    =======


Refer to Note 3, Equity Investments, for additional information regarding the reclassification of notes.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at September 30, 1996, and December 31, 1995, consisted of:

                                       1996          1995
                                       ----          ----

Demand accounts                     $   11,319        20,911
Money-market accounts                5,335,633    12,586,694
                                     ---------    ----------
  Total                             $5,346,952    12,607,605
                                     =========    ==========

6.     Commitments, Contingencies and Subsequent Events
       ------------------------------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1996, the Partnership had unfunded commitments as follows:


Type
----
[S]                                                  [C]
Term notes                                         $  942,600
Equity investments                                    804,160
Venture capital limited partnership investments        23,431
                                                    ---------
 Total                                             $1,770,191
                                                    =========

In 1994, the Partnership, along with two other entities, agreed to guarantee until October of 1996 a $2,000,000 loan between a financial institution and a portfolio company in the medical/biotechnology industry. The Partnership received a guarantee fee which was recorded as deferred income and was amortized as other income over a two-year period. During the nine months ended September 30, 1996, $46,900 was recorded as other income.

The Partnership also agreed to jointly guarantee with two affiliated partnerships, a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry, of which the Partnership's share is $500,000. The Partnership purchased a certificate of deposit for the same amount as security for the guarantee. While the Partnership expects the portfolio companies to repay the loan or line of credit, if the portfolio companies fail to do so, the Partnership may be liable up to $3,000,000. In October of 1996, the $2,000,000 guarantee was reduced to $1,000,000 and the Partnership, together with an affiliated entity, honored the guarantee by assuming $1,000,000 of the financial institution line of credit. The Partnership remains as a joint guarantor on the remaining $1,000,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1996, net cash used by operating activities totaled $1,463,683. The Partnership paid management fees of $314,979 to the Managing General Partners and reimbursed related parties for operating expenses of $1,363,544. In addition, $22,678 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $154,557 were paid and $392,075 in interest income was received. Distributions totaling $3,565,256 were paid to Limited and General Partners.

During the nine months ended September 30, 1996, the Partnership issued $171,666 in secured notes receivable and funded equity investments of $6,721,386 mainly to portfolio companies in the medical/biotechnology and computer systems and software industries. Proceeds from sales of equity investments totaled $5,011,889 and distributions of $93,107 from venture capital limited partnership investments were received. Repayments of convertible and secured notes receivable provided cash of $62,500. As of September 30, 1996, the Partnership was committed to fund $1,770,191 in additional investments and has outstanding guarantees up to $3,000,000 as discussed in Note 6 to the financial statements. As of October 31, 1996, total outstanding guarantees decreased to $1,000,000.

During the first nine months of 1996, Conversion Technologies
International, Inc., and Thermatrix, Inc., completed their initial public offerings ("IPOs"). Although the Partnership's holdings in these companies are subject to selling restrictions, the IPOs indicate potential future liquidity for these investments.

Cash and restricted cash at September 30, 1996, were $5,853,110. Cash reserves, interest income on short-term investments, future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $4,790,136 for the quarter ended September 30, 1996, compared to a net income of $3,225,268 during the same period in 1995. The change was primarily due to a $4,139,588 decrease in the change in net unrealized fair value of equity investments, a $3,428,311 decrease in net realized gain from sales of equity investments, and a $401,801 decrease in net realized gain from venture capital limited partnership investments.

During the quarter ended September 30, 1996, the decrease in fair value of equity investments of $4,757,832 was primarily attributable to decreases in portfolio companies in the medical/biotechnology and computer systems and software industries. During the same period in 1995, the decrease of $618,244 was primarily attributable to investment sales as gains were realized for a portfolio company in the computer systems and software industry, partially offset by increases in the medical/biotechnology industry.

For the quarter ended September 30, 1996, net realized gain from sales of equity investments was $162,091. For the same period in 1995, net realized gain of $3,590,402 mostly related to a partial sale of GeoWorks stock.

During the quarter ended September 30, 1996, the Partnership did not record a net realized gain from venture capital limited partnership investments. During the same period in 1995, such gains totaled $401,801. The 1995 gain represented distributions from profits of two venture capital limited partnership investments.

Management fees were $108,513 and $92,252 for the quarters ended
September 30, 1996 and 1995, respectively. The increase was due to an increase in Partnership asset fair value. Beginning in June of 1992, management fees for each quarter were one quarter of one percent of the fair value of Partnership assets.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net income was 1,575,991 and $7,636,276 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in net income was primarily due to a $3,184,739 decrease in the change in net unrealized fair value of equity investments, a $2,318,487 decrease in net realized gain from sales of equity investments, a $639,119 increase in realized losses from investment write-downs, and a $225,962 increase in total operating expenses. These changes were partially offset by a $309,000 increase in the change in net unrealized fair value of secured notes receivable, and a $103,842 increase in total income.

During the nine months ended September 30, 1996, the decrease in fair value of equity investments of $1,240,823 was primarily attributable to decreases in portfolio companies in the computer systems and software and medical/biotechnology industries, partially offset by increases in the industrial/business automation industry. During the same period in 1995, the increase of $1,943,916 was primarily attributable to increases in the medical/biotechnology and computer systems and software industries, partially offset by decreases in venture capital limited partnership investments as a result of distributions received and a portfolio company in the industrial/business automation industry.

Net realized gain from sales of equity investments was $3,750,444 for the nine months ended September 30, 1996, compared to $6,068,931 for the same period in 1995. The net gain in 1996 mainly related to sales of Geoworks stock. The 1995 net gain mostly related to sales of GeoWorks and UroMed Corporation investments.

During the nine months ended September 30, 1996, the Partnership recorded realized losses from investment write-downs of $1,038,546 mostly related to equity investments of a portfolio company in the computer systems and software industry. During the same period in 1995, such losses totaling $399,427 were primarily due to portfolio companies in the retail/consumer products and communications industries.

Total operating expenses were $705,698 for the nine months ended September 30, 1996, compared to $479,736 for the same period in 1995. The increase was primarily due to higher administrative and investor services and investment operations expenses from increased overall portfolio activities as well as additional allocated overhead costs in 1996 as permitted by the Partnership Agreement.

The Partnership recorded an increase of $309,000 in the change in fair value of secured notes receivable at September 30, 1996, as notes were reclassified to equity investments resulting in the elimination of a corresponding loan loss reserve. No loan loss reserves were recorded at September 30, 1995.

Total income was $433,792 and $329,950 during the nine months ended September 30, 1996 and 1995, respectively. The increase of $153,273 in short-term investment interest was mainly from investment sale proceeds. Included in the 1995 notes receivable interest balance of $63,327 was approximately $50,000 in interest income related to a previously written off secured note receivable from a portfolio company in the medical/biotechnology industry.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1996.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 8, 1996 By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller