Form 10-K
period 1996-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1997-03-24
CIK 808066

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K. [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 26, 1988, forming a part of Registration Statement No. 33-10896, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, are incorporated by reference in Part III hereof.

                                    PART I

Item 1.  BUSINESS
------   --------

Technology Funding Partners III, L.P. (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a Delaware limited partnership on December 4, 1986, and was inactive until it commenced the sale of Units in April of 1987.

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

Investments in portfolio companies are also described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 26, 1988, that forms a part of Registrant's Form N-2 Registration Statement No. 33-10896 (such Prospectus is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership term may be further extended with a proposed amendment by the General Partners and a majority in interest approval by the Limited Partners.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1996.


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1996, there were 5,617 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                          For the Years Ended and As of December 31,
                             ------------------------------------------------------------------
                                    1996          1995         1994        1993        1992
                                    ----          ----         ----        ----        ----


Total income                 $   522,715        470,792      480,176     338,276      713,613
Net operating loss              (856,975)    (1,357,976)    (838,981) (1,086,638)    (958,185)
Net realized gain
 (loss) from venture capital
 limited partnership
 investments                     814,400      1,358,424           --     (74,227)      46,516
Net realized gain from
  sales of equity investments  3,414,575      8,337,512    3,895,971     303,085    7,086,510
Realized losses from
  investment write-downs      (3,041,310)      (399,427)    (832,114)   (740,529)  (2,460,003)
Recovery from investments
  previously written off           8,775         62,231      100,000          --           --
Net realized income (loss)       339,465      8,000,764    2,324,876  (1,598,309)   3,714,838
Change in net unrealized
 fair value:
  Equity investments          (3,647,984)       398,770   (4,240,635)    (68,227)   6,149,373
  Secured notes receivable	       309,000       (309,000)     136,000       6,000     (142,000)
Net (loss) income             (2,999,519)     8,090,534   (1,779,759) (1,660,536)   9,722,211
Net realized income (loss)
  per Unit                             2             50           14         (10)          23
Total assets	                  33,890,281     41,388,167   34,205,502  36,007,556   39,636,068
Distributions declared           159,809      3,565,256    1,673,084          --    1,998,966
Distributions declared
 per Unit (1)                         --             22           10          --           12

(1) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.


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


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1996, net cash used by operating activities totaled $1,689,563. The Partnership paid management fees of $414,049 to the Managing General Partners and reimbursed related parties for operating expenses of $1,511,325 in 1996. In addition, $30,806 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $189,412 were paid, and interest and other income of $456,029 was received. Distributions declared in 1995, totaling $3,565,256 were paid to Limited and General Partners.

In 1996, the Partnership issued $678,030 in secured notes receivable to a portfolio company in the computer systems and software industry and funded equity investments of $7,528,174 primarily to portfolio companies in the medical/biotechnology, computer systems and software and communications industries. Repayments of convertible and secured notes receivable in 1996 provided cash of $62,500. Proceeds from sales of equity investments totaled $5,600,091 and the Partnership received $507,908 in cash distributions from venture capital limited partnership investments. At year end, the Partnership was committed to fund $3,363,692 in additional investments and has outstanding guarantees totaling $1 million as disclosed in Note 9 to the financial statements.

During 1996, Conversion Technologies International, Inc., Thermatrix, Inc., and CV Therapeutics, Inc., completed their initial public offerings ("IPOs"). Although the Partnership's holdings in these companies are subject to selling restrictions, these IPOs indicate potential future liquidity for the Partnership's investments.

Cash and cash equivalents at December 31, 1996, were $5,317,251. Cash reserves, interest income on short-term investments and future proceeds from equity investments sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

1996 compared to 1995
---------------------

Net loss was $2,999,519 in 1996 compared to net income of $8,090,534 in 1995. The change was primarily due to a $4,922,937 decrease in net realized gain from sales of equity investments, a $4,046,754 decrease in the change in net unrealized fair value of equity investments, a $2,641,883 increase in realized losses from investment write-downs, and a $544,024 decrease in net realized gain from venture capital limited partnership investments. These changes were partially offset by a $618,000 increase in the change in net unrealized fair value of secured notes receivable, and a $496,391 decrease in total operating expenses.

During 1996, net realized gain from sales of equity investments of $3,414,575 was substantially attributable to sales of Geoworks stock. During 1995, net realized gain of $8,337,512 was mostly due to Geoworks and ICU Medical, Inc., investment sales.

During 1996, the decrease in fair value of equity investments of $3,647,984 was substantially attributable to portfolio companies in the medical/biotechnology and computer systems and software industries. These decreases were partially offset by increases in the Partnership's investments in venture capital limited partnerships. In 1995, the increase in fair value of $398,770 was primarily attributable to increases in portfolio companies in the computer systems and software industry, substantially offset by decreases in portfolio companies in the medical/biotechnology industry and realized gains and venture capital limited partnership distributions.

During 1996, the Partnership recorded realized losses from investment write-downs of $3,041,310 mostly due to a portfolio company in the computer systems and software industry. During 1995, realized losses of $399,427 were mainly attributable to portfolio companies in the retail/consumer products and communications industries.

During 1996 and 1995, the Partnership recorded net realized gains from venture capital limited partnership investments of $814,400 and $1,358,424, respectively. These gains represented distributions from profits of certain venture capital limited partnerships.

During 1996, the Partnership recorded an increase of $309,000 in net unrealized fair value of secured notes receivable as notes were reclassified to equity investments resulting in the transfer of a corresponding loan loss reserve to change in unrealized fair value of equity investments. During 1995, the Partnership recorded a decrease in fair value of secured notes receivable of $309,000 mainly due to secured notes receivable being placed on non-accrual status.

Total operating expenses were $936,262 and $1,432,653 in 1996 and 1995, respectively. As disclosed in Note 3 to the financial statements, the 1995 total operating expenses included additional administrative and investor services expenses of $798,859. If this amount had been recorded in prior years, total operating expenses would have been $703,245 in 1995 compared to $936,263 in 1996. The increase was primarily due to higher investment operations, administrative and investor services and computer services expenses from increased overall portfolio activities.

Total income was $522,715 and $470,792 during 1996 and 1995, respectively. The slight increase was primarily due to an increase in short-term investment interest from investment sale proceeds. Included in the 1995 notes receivable interest balance of $64,456 was approximately $50,000 in interest income received related to a previously written off secured note receivable from a portfolio company in the medical/biotechnology industry.

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.

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

During 1995, equity investments fair value increased $398,770. The increase was primarily from portfolio companies in the computer systems and software industry, substantially offset by decreases related to portfolio companies in the medical industry and realized gains and venture capital limited partnership distributions. In addition, total 1995 realized gains of $8,337,512 were mostly related to Geoworks and ICU Medical, Inc., investment sales. In 1994, the decrease in fair value of $4,240,635 was primarily attributable to realized gains from investment sales totaling $3,895,971 mainly related to TheraTx, Inc., Telios Pharmaceuticals, Inc., and UroMed Corporation, partially offset by a fair value increase in portfolio companies in the computer systems and software industry and venture capital limited partnership investments.

Net realized gain from venture capital limited partnership investments was $1,358,424 in 1995. The gain represents distributions from profits of two venture capital limited partnerships. There was no such gain realized in 1994.

Total operating expenses were $1,432,653 in 1995 compared to $935,584 in 1994. As discussed above, the 1995 actual operating expenses included additional administrative and investors services expenses of $798,859. Had the additional expenses been recorded in prior years, total operating expenses would have been $703,245 and $1,010,949 for 1995 and 1994, respectively. The decrease of $307,704 was primarily due to lower investment operations and administrative and investor services expenses from lower overall portfolio activities.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth following Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.



PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership.
The members of the Management Committee consist of three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated
October 30, 1992, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1996, the Partnership incurred management fees of $412,622. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1996. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $10,000 annually plus $1,000 and related expenses for each attended meeting of the Management Committee. In 1996, $30,806 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The Individual General Partners each own eight Units; at December 31, 1995, one of the three Individual General Partners had withdrawn from his position and his Units were transferred to his successor, who was appointed on January 1, 1997. The Managing General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1996
                    and 1995
                  Statements of Operations for the years
                    ended December 31, 1996, 1995 and 1994
                  Statements of Partners' Capital for the years
                    ended December 31, 1996, 1995 and 1994
                  Statements of Cash Flows for the years
                    ended December 31, 1996, 1995 and 1994
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated February
26, 1988, included in Registration Statement No.
33-10896 filed pursuant to Rule 424(b) of the General Rules and Regulations under the Securities
Act of 1933).

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

        (c) Financial Data Schedule for the year ended and as of December 31, 1996 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Partners III, L.P.:


We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



San Francisco, California                /S/KPMG Peat Marwick LLP
March 21, 1997

BALANCE SHEETS
--------------

                                                 December 31,
                                           ----------------------
                                             1996          1995
                                             ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $21,648,281 and $18,043,420 for 1996
   and 1995, respectively)               $28,511,247  28,554,370
  Secured notes receivable, net
    (cost basis of $533,334
     for 1995)                                    --     224,334
                                          ----------  ----------

    Total investments                     28,511,247  28,778,704

Cash and cash equivalents                  5,317,251  12,607,605

Other assets                                  61,783       1,858
                                          ----------  ----------

       Total                             $33,890,281  41,388,167
                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	    $    58,301      26,378

Due to related parties                        89,517     850,679

Distributions payable                             --   3,565,256

Deferred income                                   --      31,250

Other liabilities                             27,618      40,431
                                          ----------  ----------

    Total liabilities                        175,436   4,513,994

Commitments, contingencies and
 subsequent events (Notes 3, 5 and 9)

Partners' capital:
  Limited Partners
   (Units outstanding of 160,000
   for both 1996 and 1995)                26,997,022  26,660,952
  General Partners                          (145,143)     11,271
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                     6,862,966  10,510,950
    Secured notes receivable                      --    (309,000)
                                          ----------  ----------

    Total partners' capital               33,714,845  36,874,173
                                          ----------  ----------

      Total                              $33,890,281  41,388,167
                                          ==========  ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                               For the Years Ended December 31,
                             ----------------------------------
                                1996          1995        1994
                                ----          ----        ----

Income:
  Notes receivable
   interest               $    38,839        64,456      265,500
  Short-term investment
   interest                   436,976       343,836       54,218
  Other notes receivable
    income                     46,900        62,500      160,458
                              -------       -------      -------

     Total income             522,715       470,792      480,176

Costs and expenses:
  Management fees             412,622       362,568      341,573
  Individual General
   Partners' compensation      30,806        33,547       42,000
  Operating expenses:
    Administrative and
     investor services        412,656     1,081,782      402,318
    Investment operations     309,143       209,642      335,167
    Computer services         134,514        84,074       97,244
    Professional fees          79,949        57,155       74,061
    Interest expense               --            --       26,794
                            ---------     ---------    ---------

      Total operating
       expenses               936,262     1,432,653      935,584
                            ---------     ---------    ---------

  Total costs and expenses  1,379,690     1,828,768    1,319,157
                            ---------     ---------    ---------

Net operating loss           (856,975)   (1,357,976)    (838,981)

  Net realized gain
   from venture
   capital limited
   partnership investments    814,400     1,358,424           --
  Net realized gain from
   sales of equity
   investments              3,414,575     8,337,512    3,895,971
  Realized losses from
   investment write-downs  (3,041,310)     (399,427)    (832,114)
  Recovery from investments
    previously written off      8,775        62,231      100,000
                            ---------     ---------    ---------

Net realized income           339,465     8,000,764    2,324,876

Change in net unrealized
 fair value:
  Equity investments       (3,647,984)      398,770   (4,240,635)
  Secured notes receivable    309,000      (309,000)     136,000
                            ---------     ---------    ---------

Net (loss) income         $(2,999,519)    8,090,534   (1,779,759)
                            =========     =========    =========

Net realized income
 per Unit                 $         2            50          14
                            =========     =========    =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1996, 1995 and 1994:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                             Limited    General     Equity    Secured Notes
                             Partners   Partners  Investments   Receivable    Total
                             --------   --------  ----------- -------------   -----

Partners' capital,
 December 31, 1993        $21,633,959    (49,036)  14,352,815   (136,000)  35,801,738

Distributions              (1,640,000)   (33,084)          --         --   (1,673,084)

Net realized income         2,275,840     49,036           --         --    2,324,876

Change in net unrealized
 fair value:
  Equity investments               --         --   (4,240,635)        --   (4,240,635)
  Secured notes receivable         --         --           --    136,000      136,000
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1994         22,269,799    (33,084)  10,112,180         --   32,348,895

Distributions              (3,529,603)   (35,653)          --         --   (3,565,256)

Net realized income         7,920,756     80,008           --         --    8,000,764

Change in net unrealized
 fair value:
  Equity investments               --         --      398,770         --      398,770
  Secured notes receivable         --         --           --   (309,000)    (309,000)
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1995         26,660,952     11,271   10,510,950   (309,000)  36,874,173

Distributions                      --   (159,809)          --         --     (159,809)

Net realized income           336,070      3,395           --         --      339,465

Change in net unrealized
 fair value:
  Equity investments               --         --   (3,647,984)        --   (3,647,984)
  Secured notes receivable         --         --           --    309,000      309,000
                           ----------  ---------   ----------    -------   ----------

Partners' capital,
 December 31, 1996        $26,997,022   (145,143)   6,862,966         --   33,714,845
                           ==========  =========   ==========    =======   ==========
See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                               1996           1995          1994
                               ----           ----          ----


Cash flows from operating
 activities:
  Interest and other
   income received           $   456,029      401,156      576,905
  Cash paid to vendors          (189,412)    (127,482)    (203,394)
  Cash paid to related
   parties                    (1,956,180)    (871,924)  (1,065,169)
  Interest paid on short-
   term borrowings                    --           --      (26,794)
                              ----------   ----------    ---------

    Net cash used by
     operating activities     (1,689,563)    (598,250)    (718,452)
                              ----------   ----------    ---------

Cash flows from investing
 activities:
  Secured notes receivable
   issued                       (678,030)    (533,334)    (902,438)
  Purchase of equity
   investments                (7,528,174)  (2,333,499)  (2,613,341)
  Repayments of convertible
   and secured notes
   receivable                     62,500      125,000    2,923,536
  Proceeds from sales of
    equity investments         5,600,091   12,840,558    5,226,691
  Recovery of investments
   previously written off            170       16,983      100,000
  Distributions from
   venture capital
   limited partnerships          507,908      713,302       85,043
                              ----------   ----------    ---------
    Net cash (used)
     provided by investing
     activities               (2,035,535)  10,829,010    4,819,491
                              ----------   ----------    ---------

Cash flows from financing
 activities:
  Distributions to Limited
   and General Partners       (3,565,256)  (1,673,084)          --
  Repayments of
   short-term
   borrowings, net                    --           --     (125,000)
                              ----------   ----------    ---------

  Net cash used by
   financing activities       (3,565,256)  (1,673,084)    (125,000)
                              ----------   ----------    ---------

Net (decrease) increase in
 cash and cash equivalents    (7,290,354)   8,557,676    3,976,039

Cash and cash equivalents
 at beginning of year         12,607,605    4,049,929       73,890
                              ----------   ----------    ---------

Cash and cash equivalents
 at end of year              $ 5,317,251   12,607,605    4,049,929
                              ==========   ==========    =========

See accompanying notes to financial statements.

-----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1996         1995          1994
                               ----         ----          ----



Reconciliation of net (loss)
 income to net cash
 used by operating
 activities:

Net (loss) income            $(2,999,519)   8,090,534   (1,779,759)

Adjustments to reconcile
 net (loss) income to
 net cash used by
 operating activities:
  Net realized gain
   from venture capital
   limited partnership
   investments                  (814,400)  (1,358,424)          --
  Net realized gain from
    sales of equity
    investments               (3,414,575)  (8,337,512)  (3,895,971)
  Realized losses from
    investment write-downs     3,041,310      399,427      832,114
  Recovery from investments
   previously written off         (8,775)     (62,231)    (100,000)
  Change in net unrealized
    fair value:
      Equity investments       3,647,984     (398,770)   4,240,635
      Secured notes
       receivable               (309,000)     309,000     (136,000)
  Other, net                          --           --      (20,872)

Changes in:
  Accrued interest on
    convertible and secured
    notes receivable             (35,436)      (7,136)      23,851
  Accounts payable and
    accrued expenses               9,423          539          261
  Due to/from related
    parties                     (761,162)     806,107       12,849
  Deferred income                (31,250)     (62,500)      93,750
  Other, net                     (14,163)      22,716       10,690
                               ---------    ---------    ---------

Net cash used by operating
 activities                  $(1,689,563)    (598,250)    (718,452)
                               =========    =========    =========

Non-cash investing activities:

Non-cash exercise of warrants $  328,985           --      156,494
                               =========    =========    =========

Reclassification of secured
 notes to equity investments
(subordinated notes
 receivable)                  $  705,000           --           --
                               =========    =========    =========

Common stock recovered from
 equity investment previously
 written off                  $       --       45,248           --
                               =========    =========    =========

Stock distributions to
 General Partners (See
 Note 3)                      $  159,809           --           --
                               =========    =========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Partners III, L.P., (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, to make venture capital investments in new and developing companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are generally three Individual General Partners; one Individual General Partner had withdrawn from his position and a successor was designated on January 1, 1997.

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling units of limited partnership interest ("Units") in April, 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership's term may be further extended with a proposed amendment by the General Partners and a majority in interest approval by the Limited Partners.

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

The financial statements included marketable and non-marketable investments of $28,511,247 and $28,778,704 (85% and 78% of partners'
capital) as of December 31, 1996 and 1995, respectively. For the non-marketable investments, the Managing General Partners have estimated the fair value of such investments in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partners have applied an illiquidity discount of up to 33% in determining fair value as discussed below.

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

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was lower than the reported total cost basis of $21,648,281 by $264,680 as of December 31, 1996.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (160,000) at December 31, 1996, 1995, and 1994 into total net realized income (loss) allocated to Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
-----------

In accordance with generally accepted accounting principles, the Partnership's method of accounting for investments is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of up to 33% is applied when determining fair value; the actual discount percentage is based on the type and length of the restrictions. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

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

In conjunction with the secured notes issued to portfolio companies, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing companies. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partners to be 1% of the principal balance of the original notes made to the borrowing companies. The discount is amortized to interest income on a straight-line basis over the term of the loan. Warrants received in conjunction with convertible notes are not assigned any additional costs. These warrants are included in the equity investment portfolio.

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. Upon the non-cash exercise of warrants, the Partnership recorded realized gains of $328,985 and $156,494 for 1996 and 1994, respectively, as a result of the underlying stock prices at the date of exercise. These amounts are included in net realized gain from sales of equity investments. During 1995, there were no such transactions.

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                              For the Years Ended December 31,
                            -------------------------------------

                             1996           1995          1994
                             ----           ----          ----

Increase in fair value
 from cost of marketable
 equity securities         $ 4,890,039    9,664,198     7,636,254

Increase in fair value from
 cost of non-marketable
 equity securities           1,972,927      846,752     2,475,926
                            ----------   ----------    ----------

  Net unrealized fair
   value increase from
   cost at end of year       6,862,966   10,510,950    10,112,180

  Net unrealized fair
   value increase from
   cost at beginning of
   year                     10,510,950   10,112,180    14,352,815
                            ----------   ----------    ----------

Change in net unrealized
 fair value of equity
 investments               $(3,647,984)     398,770    (4,240,635)
                            ==========   ==========    ==========


3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:


                              For the Years Ended December 31,
                            -------------------------------------
                             1996           1995          1994
                             ----           ----          ----


Management fees          $  412,622        362,568       341,573
Individual General
 Partners' compensation      30,806         33,547        42,000
Reimbursable operating
 expenses:
  Administrative and
   investor services        325,581      1,001,191       271,815
  Investment operations     291,495        196,651       325,386
  Computer services         134,514         84,074        97,244


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. The management fees are payable monthly in arrears. Amounts due to related parties for management fees were $32,019 and $33,446 at December 31, 1996 and 1995, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually plus $1,000 and related expenses for each management committee meeting attended. The Individual General Partners each own 8 Units; at December 31, 1995, one of the three Individual General Partners had withdrawn from his position and his Units were transferred to his successor, who was appointed on January 1, 1997.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $798,859, which was not previously recognized by the Partnership. This charge consisted of $69,451, $75,365 and $654,043 relating to 1995, 1994 and prior years, respectively. If this charge had been recorded in prior years, total operating expenses would have been $703,245 and $1,010,949 for 1995 and 1994, respectively, compared to $936,263 in 1996. The increase of $233,018 between 1996 and 1995 was mostly due to higher investment operations and administrative and investor services expenses from higher overall portfolio activities. There were $57,498 and $817,233 of such expenses payable at December 31, 1996 and 1995, respectively.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1996, the Partnership had an indirect interest in non-transferable options, worth approximately $315, in PolyMedica Industries, Inc., Conversion Technologies International, Inc., and Electronic Designs, Inc.

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

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.




5.  Equity Investments
------------------

At December 31, 1996 and 1995, equity investments consisted of:


                                                   December 31, 1996         December 31, 1995
                                       Principal   ------------------        -----------------
                           Investment  Amount or   Cost        Fair          Cost         Fair
Industry/Company  Position   Date       Shares     Basis       Value         Basis        Value
----------------  --------   ----       ------     -----       -----         -----        -----


Communications
--------------
Coded              Common
 Communications    shares
 Corporation                    04/93      72,727 $       --          --      74,909      72,000
NetChannel,        Series B
 Inc.              Preferred
                   shares       10/96     295,454    321,749     321,749          --          --
NetChannel,        Series B
 Inc.              Preferred
                   share
                   warrant at
                   $1.10;
                   expiring
                   10/99        10/96     295,454      3,250       3,250          --          --
P-Com, Inc.        Common
                   shares       11/95       8,672         --          --     155,012     172,139
Wire Networks,     Series A
 Inc.              Preferred
                   shares       02/96     159,300    215,055     215,055          --          --
Wire Networks,     Series B
 Inc.              Preferred
                   shares       02/96     194,642    437,945     437,945          --          --
Wire Networks,     Convertible
 Inc.              note (1)     11/96   $ 206,795    208,691     208,691          --          --

Computers and Computer Equipment
--------------------------------
Electronic         Common
 Designs, Inc.     shares
 (formerly
 Crystallume)                   03/94     348,611  2,189,411     980,386   2,189,411   1,098,631
Electronic         Series A
 Designs, Inc.     Preferred
 (formerly         shares
 Crystallume)                   05/95          50         --          --      40,000      40,000
Electronic         Common
 Designs, Inc.     shares
 (formerly
 Crystallume)                   05/95       5,000     10,000      17,190      10,000      14,063
Electronic         Common
 Designs, Inc.     share
 (formerly         warrant
 Crystallume)      at $3.25;
                   expiring
                   05/98        05/95       5,000          0         705           0       1,875
Electronic         Common
 Designs, Inc.     shares
 (formerly
 Crystallume)                   08/95      30,000    114,006     103,140     114,006      84,375
Electronic         Common
 Designs, Inc.     share
 (formerly         warrants
 Crystallume)      at $2.00;
                   expiring
                   08/98        08/95      30,000          0      32,355           0      39,375
Electronic         Common
 Designs, Inc.     shares
 (formerly
 Crystallume)                   10/95     241,866    604,667     831,535     604,667     680,248
Electronic         Common
 Designs, Inc.     Shares
 (formerly
 Crystallume)                   11/96      20,000     40,000      68,760          --          --

Computer Systems and Software
-----------------------------
Geoworks           Common
                   shares       08/92      36,883         --          --     196,708     691,556
Geoworks           Common
                   shares       03/94      38,415    179,267     970,939     179,267     720,281
Geoworks           Common
                   shares       06/94     111,695    420,853   2,823,091     917,777   4,215,225
Geoworks           Common
                   shares       07/96      10,000    200,000     252,750          --          --
Geoworks           Common
                   shares       09/96      15,000    298,125     379,125          --          --
Informix Software, Common
 Inc.              shares       03/96       1,095     36,956      23,077          --          --
Photon Dynamics    Common
                   shares       07/96      50,000    300,000     413,750          --          --
Velocity           Series A
 Incorporated      Preferred
                   shares       10/94   6,286,325         --          --   1,034,337   1,034,337
Velocity           Common
 Incorporated      share
                   warrant
                   at $1.00;
                   expiring
                   03/00        03/95      12,500          0           0           0           0
Velocity           Subordinated 08/95-
 Incorporated      notes (1)    10/95    $125,000          0           0     125,000     125,000
Velocity           Subordinated 11/95-
 Incorporated      notes (1)    09/96  $1,371,400          0           0          --          --

Electronic Design Automation
----------------------------
Cadence Design     Common
 Systems, Inc.     shares       07/96      12,000    313,439     465,301          --          --
Synopsys, Inc.     Common
                   shares       07/96       7,000    238,569     313,600          --          --

Environmental
-------------
Conversion         Series A
 Technologies      Preferred
 International,    shares
 Inc.                           05/95     200,000         --          --     500,000     500,000
Conversion         Series A
 Technologies      Preferred
 International,    share
 Inc.              warrant at
                   $3.00;
                   expiring
                   05/00        05/95      27,656         --          --           0           0
Conversion         Common share
 Technologies      warrant at
 International,    $4.00;
 Inc.              expiring
                   12/98        12/95      31,250         --          --           0           0
Conversion         Convertible
 Technologies      note (1)
 International,                 09/95-
 Inc.                           11/95     $62,500         --          --      63,338      63,338
Conversion         Common
 Technologies      shares
 International,
 Inc.                           05/96      69,180    500,000     119,024          --          --
Conversion         Class A
 Technologies      warrant
 International,    at $5.85;
 Inc.              expiring
                   05/01        05/96      31,250          0           0          --          --
Conversion         Common share
 Technologies      warrant
 International,    at $5.28;
 Inc.              expiring
                   05/00
                   17,293
                   in total
                   fully vested
                   in 01/98     05/96      12,727          0           0          --          --
Naiad Technologies,Series A
 Inc. (formerly    Preferred
 TMC, Inc.)        shares       12/95      50,000     25,000     100,000      25,000      25,000
Naiad Technologies,Series B
 Inc. (formerly    Preferred
 TMC, Inc.)        Shares       11/96     110,102    220,204     220,204          --          --
Thermatrix, Inc.   Common
                   shares       06/96      65,970    346,338     394,484          --          --

Industrial/Business Automation
------------------------------

Nanodyne, Inc.     Series B
                   Preferred
                   shares       07/93     228,571    500,000     500,000     500,000     500,000
Nanodyne, Inc.     Series B
                   Preferred
                   shares       01/94      37,264     81,515      81,515      81,515      81,515
Nanodyne, Inc.     Series B
                   Preferred
                   shares       04/95      42,126     92,150      92,150      92,150      92,150

Medical/Biotechnology
---------------------
Acusphere, Inc.    Series B
                   Preferred
                   shares       05/95     125,000    200,000     267,500     200,000     200,000
Acusphere, Inc.    Series C
                   Preferred
                   shares       05/96     163,551    350,000     350,000          --          --
Affymetrix, Inc.   Common
                   shares       07/96      20,000    225,000     401,760          --          --
Biex, Inc.         Series A
                   Preferred
                   shares       07/93     128,205     83,333     192,308      83,333     128,205
Biex, Inc.         Series B
                   Preferred
                   shares       10/94      63,907     63,907      95,861      63,907      63,907
Biex, Inc.         Series B
                   Preferred
                   share warrant
                   at $1.00;
                   expiring
                   10/99        10/94      23,540          8      11,770           8           0
Biex, Inc.         Series C
                   Preferred
                   shares       06/95      83,334     83,334     125,001      83,334      83,334
Biex, Inc.         Series C
                   Preferred
                   shares       12/95      83,333     83,333     125,000      83,333      83,333
Biex, Inc.         Series C
                   Preferred
                   shares       04/96      83,333     83,333     125,000          --          --
Biex, Inc.         Series D
                   Preferred
                   shares       08/96     111,115    166,673     166,673          --          --
CardioTech         Common
 International,    shares
 Inc.                           06/96     201,713    410,197     423,597          --          --
CareCentric        Series A
 Solutions, Inc.   Preferred
                   shares       10/95     100,000    150,000     170,000     150,000     150,000
CareCentric        Series B
 Solutions, Inc.   Preferred
                   shares       09/96     166,323    282,749     282,749          --          --
CV Therapeutics    Series D
 Inc.              Preferred
                   shares       03/94     125,000         --          --     250,000     250,000
CV Therapeutics,   Series E
 Inc.              Preferred
                   shares       09/95      57,600         --          --     114,048     114,048
CV Therapeutics,   Series E
 Inc.              Preferred
                   share warrant
                   at $2.00;
                   expiring
                   09/00        09/95      28,800         --          --       1,152       1,152
CV Therapeutics,   Common
 Inc.              share
                   warrant
                   at $20.00;
                   expiring
                   09/00        11/96       2,880      1,152           0          --          --
CV Therapeutics,   Common
 Inc.              shares       11/96      33,724    508,819     155,160          --          --
Endocare, Inc.     Common
                   shares       08/96       7,500     22,500      18,090          --          --
Endocare, Inc.     Common
                   share
                   warrant
                   at $3.00;
                   expiring
                   08/01        08/96     112,500          0      45,225          --          --
Endocare, Inc.     Convertible
                   note (1)     08/96   $ 562,500    594,500     594,500          --          --
EndoVascular       Common
 Technologies,Inc. shares       12/96         462      4,216       4,331          --          --
Graham-Field       Common
 Health Products,  shares
 Inc. (formerly
 Everest &
 Jennings
 International,
 Ltd.)                          01/94     592,721         --          --     637,520     325,997
Gilead Sciences,   Common
 Inc.              shares       07/96      20,000    347,500     508,500          --          --
Integra            Common
 LifeSciences      shares
 Corporation                    08/95       1,811         --          --      15,665      11,772
Lifecell           Common
 Corporation       shares       02/92     242,623    974,824     749,221     981,891     591,839
Lifecell           Redeemable
 Corporation       Series A
                   Preferred
                   shares       11/94      12,500    220,785     220,785     236,146     236,146
Lifecell           Common
 Corporation       share
                   warrant
                   at $3.54;
                   exercised
                   08/96        11/94      12,500         --          --           0           0
Lifecell           Common
 Corporation       shares       11/95       4,906     13,854      15,150      13,854      11,480
Lifecell           Common
 Corporation       shares       08/96      12,500     38,750      38,600          --          --
Lifecell           Common
 Corporation       shares       12/96       5,818     15,361      17,966          --          --
Matrix             Common
 Pharmaceuticals,  shares (2)
 Inc.                           01/92     319,728    800,001   1,878,402     800,001   5,876,601
Matrix             Common
 Pharmaceuticals,  shares (2)
 Inc.                           01/95       1,905        438      11,192         438      35,014
Matrix
 Pharmaceuticals,  Common
 Inc.              shares       09/96     133,000    998,476     781,375          --          --
Metra Biosystems,  Common
 Inc.              shares       12/95       9,697         --          --     162,425     173,382
Molecular          Series B
 Geriatrics        Preferred
 Corporation       shares       09/93     250,000         --          --     125,000     125,000
Molecular          Common
 Geriatrics        shares
 Corporation                    01/96      23,585    125,000      47,170          --          --
Neurex             Common
 Corporation       shares       09/96       3,379     70,959      53,304          --          --
Oxford Glyco-      Common
 Systems Group PLC shares       08/93     266,934    499,963     232,233     499,963     213,547
Pharmadigm         Series A
 Biosciences, Inc. Preferred
 (formerly         shares
 Paradigm
 Biosciences, Inc.)             04/93     161,290    198,000     322,580     198,000     198,000
Pharmadigm         Series A
 Biosciences, Inc. Preferred
 (formerly          shares
 Paradigm
 Biosciences, Inc.)             12/94     107,526    135,332     215,052     135,332     135,332
Pharmadigm         Convertible
 Biosciences, Inc. note (1)
 (formerly
 Paradigm
 Biosciences, Inc.)             10/95     $51,250         --          --      52,272      52,272
Pharmadigm         Series B
 Biosciences, Inc. Preferred
 (formerly         share
 Paradigm          warrant
 Biosciences,      at $2.50;
 Inc.)             expiring
                   10/00        10/95       5,125          0           0           0           0
Pharmadigm         Series B
 Biosciences, Inc. Preferred
 (formerly         share
 Paradigm          warrant
 Biosciences,      at $2.00;
 Inc.)             expiring
                   02/01        02/96       5,416          0           0          --          --
Pharmadigm         Series B
 Biosciences, Inc. Preferred
 (formerly         shares       05/96      68,889    137,779     137,779          --          --
 Paradigm
 Biosciences, Inc.)
Pharmos            Common       04/95 &
 Corporation       shares       11/95      60,331     45,248      85,790      45,248      88,083
PHERIN Corporation Series B
                   Preferred
                   shares       08/91     200,000    200,000     400,000     200,000     200,000
PolyMedica         Common
 Industries, Inc.  shares       03/92     411,800  1,168,705   1,539,308   1,673,904   2,590,737
Sensor             Common
 Medics            share
 Corporation       warrant
                   at $3.60;
                   exercised
                   06/96        05/90     134,722         --          --      15,000      15,000
Spectrascan        Class A
 Health            Preferred
 Services, Inc.    shares       12/94      75,000    225,000     225,000     225,000     225,000
Spectrascan        Class B
 Health            Preferred
 Services, Inc.    shares       12/94      31,404     94,211      94,211      94,211      94,211
Spectrascan        Class C
 Health            Preferred
 Services, Inc.    shares       12/94      42,035    906,991   1,063,906     906,991   1,063,906
Spectrascan        Class A
 Health            Common
 Services, Inc.    shares       12/94      12,611          0      37,833           0      37,833
SyStemix,          Common
 Inc.              shares       08/91      57,585    386,511     880,878     415,957     957,467
SyStemix,          Common
 Inc.              shares       01/92       3,514         --          --      91,396      77,466
SyStemix,          Common
 Inc.              shares       09/96         340      5,333       5,201          --          --
Systemix           Common
 Inc.              shares       10/96       3,335     53,431      51,015          --          --
TheraTx, Inc.      Common
                   shares (2)   06/94      60,000     90,000     654,180     105,064     867,132
Thermo Electron    Common
 Corporation       shares       06/96      26,318    351,482     961,552          --          --

Retail/Consumer Products
------------------------
Bridgestone        Series A
 Management        Preferred
 Group, Inc.       shares       05/94      16,259          0           0           0           0
PETsMART, Inc.     Common
                   shares       12/95         324         --          --      10,368       9,817
YES!               Common
 Entertainment     shares
 Corporation                    06/95      33,333     99,999     167,823      99,999     162,748

Venture Capital Limited Partnership Investments
-----------------------------------------------
Alta IV, L.P.      Ltd.
                   Partnership
                   interests   various $1,000,000    146,698     351,656     146,698     320,846
Batterson,         Ltd.
 Johnson, and      Partnership
 Wang L.P.         interests   various   $500,000    281,873     385,726     283,389     289,257
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P.              interests   various   $750,000    653,769     835,375     653,769     543,787
Delphi             Ltd.
 Ventures, L.P.    Partnership
                   interests   various $1,000,000    652,842     744,938     652,842     909,699
Medical Science    Ltd.
 Partners, L.P.    Partnership
                   interests   various   $500,000    366,266     702,126     437,225     601,028
OW & W Pacrim      Ltd.
 Investments       Partnership
 Limited           interests   various   $125,000    125,000     125,000     125,000     123,803
Trinity Ventures   Ltd.
 IV, L.P.          Partnership
                   interests   various   $101,569      7,656      46,124      70,640      65,081
                                                  ----------  ----------  ----------  ----------

Total equity investments                         $21,648,281  28,511,247  18,043,420  28,554,370
                                                  ==========  ==========  ==========  ==========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.
    Interest rates on convertible and subordinated notes ranged from 8% to 16%.
(2) Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.


Marketable Equity Securities
----------------------------

At December 31, 1996 and 1995, marketable equity securities had aggregate costs of $11,534,692 and $8,296,440, respectively, and aggregate fair values of $16,424,731 and $17,960,638, respectively. The net unrealized gains at December 31, 1996 and 1995, included gross gains of $7,523,038 and $11,735,816, respectively.

Acusphere, Inc.
---------------

In May of 1996, the Partnership made an additional investment in the company by purchasing 163,551 Series C Preferred shares for $350,000. The pricing of this round, in which third parties participated, indicated an increase in the change in fair value of $67,500 for the Partnership's existing investment.

Affymetrix, Inc.
----------------

In July of 1996, the Partnership purchased 20,000 Affymetrix, Inc., common shares for $225,000 and recorded an increase in fair value of $176,760 at December 31, 1996, to reflect the change in market value of the unrestricted shares.

Subsequent to year end, the Partnership sold its entire investment in the company for total proceeds of $577,500 and a realized gain of $352,500.

Biex, Inc.
----------

In April of 1996, the Partnership purchased an additional 83,333 Series C Preferred shares for $83,333. Then in August of 1996, the Partnership purchased 111,115 Series D Preferred shares for $166,673. The pricing of the Series D financing round, in which third parties participated, indicated an increase in the change in fair value of $232,828 for the Partnership's existing investments.

Cadence Design Systems, Inc.
----------------------------

In July of 1996, the Partnership purchased 12,000 common shares of Cadence Design Systems, Inc., for $313,439 and recorded an increase in the change in fair value of $151,862 at December 31, 1996, to reflect the change in market value of the unrestricted shares.

CardioTech International, Inc.
------------------------------

In June of 1996, PolyMedica Industries, Inc., ("PolyMedica") declared a stock distribution and the Partnership received 201,713 common shares of CardioTech International, Inc. The Partnership allocated $410,197 of PolyMedica cost basis to these shares and recorded a fair value of $423,597 at December 31, 1996, to reflect the change in market value of the unrestricted shares.

CareCentric Solutions, Inc.
---------------------------

In September of 1996, the Partnership made an additional investment in the company by purchasing 166,323 Series B Preferred shares for $282,749. The pricing of this round, in which third parties participated, indicated an increase in fair value of $20,000 for the Partnership's existing investment.

Coded Communications Corporation
--------------------------------

During the first quarter of 1996, the Managing General Partners determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership wrote down its investment by $38,546. In December of 1996, the Partnership sold its holdings for $28,290 and realized a loss on sale of $8,073.

Conversion Technologies International, Inc.
-------------------------------------------

In May of 1996, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Series A Preferred shares, Series A Preferred warrant and common share warrant being converted into 69,180 common shares, a warrant to purchase 17,293 common shares, and a warrant to purchase 31,250 Class A preferred shares, respectively.
The convertible note with a principal balance of $62,500 including accrued interest was repaid in full. At December 31, 1996, the Partnership recorded a decrease in the change in fair value of $380,976 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

CV Therapeutics, Inc.
---------------------

In March of 1996, the Partnership made an additional investment in the company by purchasing 76,134 Series G Preferred shares and a warrant for 114,201 common shares for a total cost of $152,268.

Then in November of 1996, the company completed its IPO. Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Preferred shares being converted into 25,873 common shares. In addition, the Partnership exercised its common share warrant mentioned above without cash and received 7,851 shares of common stock and realized a loss of $7,497. The Partnership's Series E Preferred share warrant was also converted into a common share warrant.

At December 31, 1996, the Partnership recorded a decrease in the change in the fair value of $354,811 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Electronic Designs, Inc. (formerly Crystallume)
-----------------------------------------------

In November of 1996, the Partnership converted its Series A Preferred shares to 20,000 common shares. At December 31, 1996, the Partnership recorded an increase in the change in fair value of $75,504 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Endocare, Inc.
--------------

In August of 1996, the Partnership issued convertible notes of $562,500 to the company and received a warrant to purchase 112,500 common shares. The Partnership also received 7,500 common shares as payment for loan processing fees. At December 31, 1996, the Partnership recorded an increase in the change in fair value of $40,815 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Geoworks
--------

During the first quarter of 1996, the Partnership sold 150,000 common shares of Geoworks for total proceeds of $3,813,125 and realized a gain of $3,119,493.

During the third quarter of 1996, the Partnership purchased an additional 25,000 Geoworks common shares for $498,125.

The Partnership recorded a decrease in the change in fair value of $1,005,650. The decrease included a decrease of $2,118,868 due to the sale mentioned above, partially offset by an increase in market price at December 31, 1996, for its remaining, unrestricted shares.

Subsequent to year end, the Partnership sold 110,000 shares for total proceeds of $2,737,410 and a realized gain of $2,028,966 and then purchased 50,000 common shares for $956,250.

Gilead Sciences, Inc.
--------------------

In July of 1996, the Partnership purchased 20,000 Gilead Sciences, Inc., common shares for $347,500 and recorded an increase in the change in fair value of $161,000 at December 31, 1996, to reflect the change in market value of the unrestricted shares.

Subsequent to year end, the Partnership sold its entire investment in the company for total proceeds of $622,500 and a realized gain of $275,000.

Graham-Field Health Products, Inc. (formerly Everest & Jennings
---------------------------------------------------------------
International, Ltd.)
--------------------

In November of 1996, Everest & Jennings International, Ltd. (E&J) was acquired by Graham-Field Health Products, Inc. (GFI). The Partnership's 592,721 E&J common shares were converted into 20,745 common shares of GFI. These shares were then sold in December of 1996 for total proceeds of $179,225 and resulted in a realized loss of $458,295. $58,575 of the sales price was an unsettled trade at December 31, 1996, and was included in "Other Assets" on the Balance Sheet.

Lifecell Corporation
--------------------

In August of 1996, the Partnership sold 10,300 common shares for $38,947 and realized a gain of $31,880. In addition, the Partnership cash exercised its warrant for $38,750 and received 12,500 common shares. Then in December of 1996, the Partnership received a stock dividend of 5,818 common shares relating to the Series A Preferred share investment from which a cost of $15,361 was allocated.

At December 31, 1996, the Partnership recorded an increase in the change in fair value of $170,574 to reflect the change in market value of the unrestricted shares.

Matrix Pharmaceuticals, Inc.
----------------------------

In September of 1996, the Partnership purchased an additional 133,000 common shares for $998,476. The Partnership also recorded a decrease in the change in fair value of $4,239,122 at December 31, 1996, to reflect the change in market value of the unrestricted shares.

Metra Biosystems, Inc.
----------------------

In July of 1996, the Partnership sold its entire investment in the company for total proceeds of $49,175 and realized a loss of $113,250.

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

Naiad Technologies, Inc. (formerly TMC, Inc.)
---------------------------------------------

In July of 1996, the Partnership issued a $6,250 convertible note to the company.

Then in November of 1996, the Partnership purchased 110,102 Series B Preferred shares with $213,750 in cash and by converting the note discussed above, including accrued interest of $204, for a total cost of $220,204. The pricing of this round, in which third parties participated, indicated an increase in the change in fair value of $75,000 for the Partnership's existing investment.

NetChannel, Inc.
----------------

In October of 1996, the Partnership invested in the company by purchasing 295,454 Series B Preferred shares and a warrant to purchase 295,454 Series B Preferred shares for $324,999.

Oxford GlycoSystems Group PLC
-----------------------------

During the first quarter of 1996, the company had a private placement of common shares in which the Partnership did not participate. The pricing of this round indicated a fair value increase of $18,686 for the Partnership's investment.

P-Com, Inc.
-----------

During the first quarter of 1996, the Partnership sold all of its investment in the company for total proceeds of $165,852 resulting in a realized gain of $10,840.

PETsMART, Inc.
--------------

In May of 1996, the Partnership sold its entire investment in the company for total proceeds of $13,527 and realized a gain of $3,159.

Pharmadigm Biosciences, Inc. (formerly Paradigm Biosciences, Inc.)
------------------------------------------------------------------

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

Photon Dynamics
---------------

In July of 1996, the Partnership purchased 50,000 common shares of Photon Dynamics for $300,000; an increase of $113,750 in the change in fair value was recorded at December 31, 1996, to reflect the change in market value of the unrestricted shares.

PolyMedica Industries, Inc.
---------------------------

During the first half of 1996, the Partnership sold 26,565 common shares of PolyMedica for total proceeds of $215,062 and realized a gain of $120,060.

In June of 1996, the company declared a distribution of CardioTech International, Inc., ("CardioTech") common stock. The Partnership received 201,713 CardioTech common shares and allocated $410,197 of PolyMedica cost basis to these shares.

At December 31, 1996, the Partnership recorded a decrease in fair value of $1,051,429 to reflect the change in market value of the remaining PolyMedica unrestricted shares. The net fair value decline, when considered with the Cardiotech increase of $423,597, was $627,832.

Subsequent to year end, the Partnership sold 42,700 common shares of the company for total proceeds of $254,004 and a realized gain of $132,822.

Synopsys, Inc.
--------------

In July of 1996, the Partnership purchased 7,000 common shares of Synopsys, Inc., for $238,569 and recorded an increase in the change in fair value of $75,031 at December 31, 1996, to reflect the change in market value of the unrestricted shares.

Subsequent to year end, the Partnership purchased 21,000 common shares for $840,008 and sold 14,000 shares for total proceeds of $629,975 and a realized gain of $111,402.

SyStemix, Inc.
--------------

During 1996, the Partnership sold 9,401 common shares of SyStemix, Inc., for total proceeds of $166,484 and a realized gain of $45,642. The Partnership also purchased an additional 3,675 common shares for $58,764. The Partnership recorded a decrease in fair value of $97,839 at December 31, 1996, mainly due to the sale mentioned above.

Subsequent to year end, the Partnership sold its entire investment in the company for total proceeds of $1,178,532 and a realized gain of $733,257.

TheraTx, Inc.
-------------

In August of 1996, the Partnership sold 30,273 common shares of TheraTx, Inc., for total proceeds of $529,777 and realized a gain of $225,086. This gain included the sale of 20,230 TheraTx common shares, which was a distribution in February of 1996 from a venture capital limited partnership investment, for total proceeds of $354,025 and a gain of $64,398. At December 31, 1996, the Partnership recorded a decrease in fair value of $212,952 mainly due to the sale mentioned above.

Subsequent to year end the Partnership sold its entire investment in the company for total proceeds of $997,499 and a realized gain of $907,499.

Thermatrix, Inc.
----------------

In February of 1996, the Partnership made an investment in the company by purchasing 200,000 Series D Preferred shares for $500,000.

In June of 1996, the company completed its IPO. The Partnership's Series D Preferred shares were converted into 95,239 common shares reflecting a reverse stock split.

Then in September of 1996, as disclosed in Note 3 to the financial statements, the Partnership distributed 29,269 common shares to the General Partners. At December 31, 1996, the Partnership recorded an increase in the change in fair value of $48,146 to reflect the publicly-traded market price of its remaining investments; the fair value of which was adjusted to reflect a discount for restricted securities.

Thermo Electron Corporation/Sensor Medics Corporation
-----------------------------------------------------

In June of 1996, Thermo Electron Corporation ("Thermo") acquired Sensor Medics Corporation ("Sensor"). Immediately prior to the acquisition, the Partnership exercised its Sensor warrant without cash and received 94,704 shares of Sensor common stock with a cost basis of $351,482, which reflects a realized gain of $336,482 and a warrant cost basis of $15,000. The Sensor common shares were in turn exchanged for 26,318 shares of Thermo common stock. An increase in the change in fair value of $610,070 reflected the publicly-traded market value of Thermo stock at December 31, 1996; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Velocity Incorporated
---------------------

In 1996, the Managing General Partners determined that there had been an other than temporary decline in the value of the Partnership's investments. A realized loss of $1,000,000 was recorded for the Partnership's Preferred shares and $1,496,400 was recorded for subordinated notes receivable of which $705,000 was reclassified from secured notes receivable during 1996. In December of 1996, the Partnership sold its Preferred stock investment for a nominal amount and realized a loss on sale of $34,331.

Wire Networks, Inc.
-------------------

In February of 1996, the Partnership invested in the company by purchasing 159,300 Series A Preferred shares and 194,642 Series B
Preferred shares for $215,055 and $437,945, respectively.

Then in November of 1996, the Partnership also issued $206,795 in convertible notes to the company.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis decrease of $135,459 in venture capital limited partnership investments during the year ended December 31, 1996. The decrease was a result of returns of capital in the form of stock and cash distributions of $145,075 and $6,010, respectively, partially offset by additional contributions of $15,626. The Partnership recorded a fair value increase of $337,444 as a result of a net increase in the fair value of the underlying investments, partially offset by cash and stock distributions from certain venture capital limited partnership investments.

In 1996, the Partnership received common stock distributions of Informix Software, Inc., Neurex Corporation, Forte Software, Inc., and Endovascular Technologies, Inc., with fair values of $36,956, $70,959, $32,944 and $4,216, respectively. These distributions represented returns of capital.

During 1996, the Partnership also received cash distributions totaling $501,898 and common stock distributions of TheraTx, Inc., and Oravax, Inc., shares with fair values of $289,627 and $22,875, respectively; these distributions were from profits and were recorded as realized gains from venture capital limited partnership investments.

In 1996, the Partnership sold its positions in Oravax, Inc., and Forte Software, Inc., for total proceeds of $60,766, and realized a net gain of $4,947.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. YES!
Entertainment Corporation and Pharmos Corporation are publicly traded companies.

In July of 1996, the Partnership purchased 35,000 common shares of Neurocrine Biosciences, Inc., for $241,875 which were subsequently sold in October of 1996, for total proceeds of $383,750 and a realized gain of $141,876.


6.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1996, there were no secured notes receivable.

At December 31, 1995, the secured notes receivable fair value was net of an allowance for loan losses of $309,000, which was reversed in 1996, as notes were reclassified to equity investments in 1996. See
Note 5 for additional disclosure.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1996 and 1995, consisted of:


                                            1996         1995
                                            ----         ----

Demand accounts                         $    13,494     20,911
Money-market accounts                     5,303,757 12,586,694
                                         ---------- ----------
  Total                                 $ 5,317,251 12,607,605
                                         ========== ==========

8.  Distributions Payable
    ---------------------

The Managing General Partners declared distributions ($22 per unit) for Unit holders as of December 31, 1995, based upon Partnership performance during 1995. The December 31, 1995, distributions payable of $3,565,256 was paid to Limited and General Partners in late March, 1996. Unnegotiated distribution checks, if any, after a reasonable amount of time are recorded as other liabilities on the Balance Sheets.

9.  Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1996, the Partnership had unfunded commitments as follows:



Term notes                                           $1,016,100
Equity investments                                    2,324,161
Venture capital limited partnership investments          23,431
                                                      ---------
  Total                                              $3,363,692
                                                      =========


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

In 1995, the Partnership jointly guaranteed with two affiliated partnerships, a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry, of which the Partnership's share was $500,000. In October of 1996, the $2,000,000 guarantee was reduced to $1,000,000 as the Partnership, together with an affiliated entity, assumed $1,000,000 of the financial institution's line of credit; the Partnership wrote off its share in 1996, realizing a loss of $506,364. The Partnership remains a joint guarantor of the remaining $1,000,000.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 21, 1997    By:       /s/Debbie A. Wong
                               --------------------------------
                                 Debbie A. Wong
                                 Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

   /s/Charles R. Kokesh       President, Chief       March 21, 1997
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice             March 21, 1997
--------------------------    President of Technology
Gregory T. George             Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.