Form 10-Q
period 1997-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1997-05-09
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          March 31,      December 31,
                                            1997            1996
                                          --------       -----------

ASSETS

Equity investments (cost basis
 of $23,840,183 and $21,648,281 for
 1997 and 1996, respectively)          $26,634,209        28,511,247

Cash and cash equivalents                7,568,241         5,317,251

Other assets                                 1,111            61,783
                                        ----------        ----------

         Total                         $34,203,561        33,890,281
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    52,780            58,301
Due to related parties                       7,423            89,517
Other liabilities                           19,234            27,618
                                        ----------        ----------
     Total liabilities                      79,437           175,436

Commitments and contingencies
 (Notes 2 and 5)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1997 and 1996)                31,012,739        26,997,022
 General Partners                          317,359          (145,143)
 Net unrealized fair value increase
   from cost of equity investments       2,794,026         6,862,966
                                        ----------        ----------

     Total partners' capital            34,124,124        33,714,845
                                        ----------        ----------

        Total                          $34,203,561        33,890,281
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                                1997        1996
                                                ----        ----
Income:
 Notes receivable interest               $    34,071       3,429
 Short-term investment interest               70,015     160,350
 Other income                                     --      15,625
                                           ---------   ---------
  Total income                               104,086     179,404

Costs and expenses:
 Management fees                              84,726     103,470
 Individual General Partners'
  compensation                                 8,322       5,000
 Operating expenses:
  Administrative and
   investor services                         108,261      76,716
  Investment operations                       66,342      63,639
  Computer services                           29,112      15,995
  Professional fees                           17,087      10,515
                                           ---------   ---------
    Total operating expenses                 220,802     166,865
                                           ---------   ---------
    Total costs and expenses                 313,850     275,335
                                           ---------    --------

Net operating loss                          (209,764)    (95,931)

 Net realized gain from sales of
  equity investments                       4,542,700   3,189,487
 Realized gains from venture
  capital limited partnership
  investments                                145,283      46,196
 Realized losses from investment
  write-downs                                     --     (38,546)
                                           ---------   ---------
Net realized income                        4,478,219   3,101,206

Change in net unrealized
 fair value:
  Equity investments                      (4,068,940)  2,295,664
  Secured notes receivable                        --    (100,000)
                                           ---------   ---------
Net income                               $   409,279   5,296,870
                                           =========   =========
Net realized income per Unit             $        25          19
                                           =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                          1997             1996
                                          ----             ----

Cash flows from operating activities:
 Interest received                    $    70,012         161,012
 Cash paid to vendors                     (58,697)        (38,059)
 Cash paid to related parties            (349,055)     (1,052,567)
                                        ---------      ----------

  Net cash used by
   operating activities                  (337,740)       (929,614)
                                        ---------      ----------

Cash flows from investing activities:
 Secured notes receivable issued               --        (171,666)
 Purchase of equity investments        (4,560,792)     (1,348,602)
 Proceeds from sales of equity
  investments                           7,061,467       4,083,571
 Distributions from venture capital
  limited partnerships                     88,055          23,321
                                        ---------      ----------

  Net cash provided by
   investing activities                 2,588,730       2,586,624
                                        ---------      ----------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                     --      (3,565,256)
                                        ---------      ----------

  Net cash used by
   financing activities                        --      (3,565,256)
                                        ---------      ----------

Net increase (decrease) in cash
 and cash equivalents                   2,250,990      (1,908,246)

Cash and cash equivalents at beginning
 of year                                5,317,251      12,607,605
                                       ----------      ----------

Cash and cash equivalents at March 31  $7,568,241      10,699,359
                                       ==========      ==========

See accompanying notes to financial statements.

------------------------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                             1997               1996
                                             ----               ----

Reconciliation of net income to net
 cash used by operating activities:

Net income                               $   409,279       5,296,870

Adjustments to reconcile net income
 to net cash used by operating activities:
  Net realized gain from sales of equity
   investments                            (4,542,700)     (3,189,487)
  Realized gains from venture capital
   limited partnership investments          (145,283)        (46,196)
  Realized losses from investment
   write-downs                                    --          38,546
  Change in net unrealized fair value:
   Equity investments                      4,068,940      (2,295,664)
   Secured notes receivable                       --         100,000

  Changes in:
   Due to/from related parties               (82,094)       (811,455)
   Other, net                                (45,882)        (22,228)
                                           ---------       ---------

Net cash used by operating activities    $  (337,740)       (929,614)
                                           =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
-----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1997, and December 31, 1996, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through March 31, 1997, supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 1997 and 1996, were as follows:


                                           1997              1996
                                           ----              ----
Management fees                          $ 84,726           103,470
Reimbursable operating expenses           173,913           132,642
Individual General Partners'
 compensation                               8,322             5,000


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $13,263 due from and $57,498 due to related parties for such expenses at March 31, 1997, and December 31, 1996, respectively.

Amounts due to related parties for management fees payable were $20,686 and $32,019 at March 31, 1997, and December 31, 1996, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1997, the Partnership had an indirect interest in such non-transferable Conversion Technologies International, Inc., and Electronic Designs, Inc., options at exercise prices higher than the current market value.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through March 31, 1997, consisted of



                                                             January 1 -
                                                            March 31, 1997
                                            Principal       --------------
                                Investment  Amount or     Cost          Fair
Industry/Company      Position    Date      Shares        Basis         Value
----------------      --------  ----------  ---------     -----         -----

Balance at January 1, 1997                                $21,648,281   28,511,247
                                                           ----------   ----------

Significant changes:

Communications
--------------
NetChannel,           Series B
 Inc.                 Preferred
                      share
                      warrant at
                      $1.10;
                      exercised
                      01/97        10/96        295,454        (3,250)      (3,250)
NetChannel,           Series B
 Inc.                 Preferred
                      shares       01/97        295,454       328,249      328,249
NetChannel,           Convertible
 Inc.                 note (1)     03/97       $325,000       326,809      326,809
NetChannel,           Series B
 Inc.                 Preferred
                      shares       03/97        354,545             0      390,000

Computers and Computer Equipment
--------------------------------
Electronic            Common
 Designs, Inc.        shares       various      645,477             0     (329,342)

Computer Systems and Software
-----------------------------
Geoworks              Common
                      shares       03/94         38,415      (179,267)    (970,939)
Geoworks              Common
                      shares       06/94         65,110       (31,052)  (2,391,737)
Geoworks              Common
                      shares       07/96         10,000      (200,000)    (252,750)
Geoworks              Common
                      shares       09/96         15,000      (298,125)    (379,125)
Geoworks              Common
                      shares       02/97         50,000       956,250      298,125
Photon Dynamics       Common
                      shares       07/96         50,000             0     (100,000)

Electronic Design Automation
----------------------------
Cadence Design        Common
 Systems, Inc.        shares       07/96         12,000             0      (68,400)
Synopsys, Inc.        Common
                      shares       07/96          7,000      (238,569)    (313,600)
Synopsys, Inc.        Common
                      shares       02/97         14,000       560,005      386,456

Information Technology
----------------------
WorldRes, Inc.        Series B
                      Preferred
                      shares       01/97        221,894       750,002      750,002

Medical/Biotechnology
---------------------
ADESSO Specialty      Series C
 Services             Preferred
 Organization,        shares
 Inc.                              01/97        177,420     1,100,004    1,100,004
Affymetrix, Inc.      Common
                      shares       07/96         20,000      (225,000)    (401,760)
Biex, Inc.            Series D
                      Preferred
                      shares       03/97         44,446        66,669       66,669
CV Therapeutics, Inc. Common
                      shares       11/96         33,724             0      116,487
Endocare, Inc.        Common
                      shares
                      warrant
                      at $3.00;
                      expiring
                      08/01        08/96        112,500             0       60,300
Endocare, Inc.        Convertible
                      note (1)     08/96       $562,500      (594,500)    (594,500)
Endocare, Inc.        Common
                      shares       01/97         52,500       183,750      154,770
Endocare, Inc.        Common
                      shares       01/97        249,000       622,500      734,052
Gilead Sciences,      Common
 Inc.                 shares       07/96         20,000      (347,500)    (508,500)
Lifecell              Common
 Corporation          shares       various      265,847             0      970,341
Lifecell              Redeemable
 Corporation          Series A
                      Preferred
                      shares       11/94         12,500      (220,785)    (220,785)
Lifecell              Common
 Corporation          shares       03/97          1,601         4,148       10,788
Lifecell              Common
 Corporation          shares       03/97         83,612       216,637      563,378
Matrix                Common
 Pharmaceuticals,     shares (2)
 Inc.                              various      454,633             0      125,024
PolyMedica            Common
 Industries, Inc.     shares       03/92        369,100      (121,184)     306,192
PolyMedica            Common
 Industries, Inc.     shares       03/97          2,625        14,109       13,125
SyStemix, Inc.        Common
                      shares       various       61,260      (445,275)    (937,094)
TheraTx, Inc.         Common
                      shares (2)   06/94         60,000       (90,000)    (654,180)
Thermo Electron       Common
 Corporation          shares       06/96         26,318             0     (202,379)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various               Limited
                      Partnership
                      Interests    Various   $3,976,569          (882)    (146,165)
                                                           ----------   ----------

Total significant changes during the three months
 ended March 31, 1997                                       2,133,743   (1,773,735)

Other changes, net                                             58,159     (103,303)
                                                           ----------   ----------

Total equity investments at March 31, 1997                $23,840,183   26,634,209
                                                           ==========   ==========

(1) Convertible notes include accrued interest. The interest rate on note issued in 1997 was 8%.

(2)  Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.
</TABLE

Marketable Equity Securities
----------------------------

At March 31, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $9,528,316 and $11,534,692, respectively, and aggregate fair values of $11,756,523 and $16,424,731, respectively. The net unrealized gains at March 31, 1997, and December 31, 1996, included gross gains of $3,867,684 and $7,523,038, respectively.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In January of 1997, the Partnership invested in the company by purchasing 177,420 Series C Preferred shares for $1,100,004.

Affymetrix, Inc.
----------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $577,481 and realized a gain of $352,481.

Biex, Inc.
----------

In March of 1997, the Partnership made an additional investment in the company by purchasing 44,446 Series D Preferred shares for $66,669.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 52,500 common shares for $183,750. In addition, the Partnership converted its $562,500 note receivable, including accrued interest of $60,000, into 249,000 common shares at a total cost of $622,500. At March 31, 1997, the Partnership recorded an increase in the change in fair value of $142,872 to reflect the publicly-traded market price for the above Endocare investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Geoworks
--------

In January of 1997, the Partnership sold 110,000 common shares of the company for total proceeds of $2,737,410 and realized a gain of $2,028,966. Then in February of 1997, the Partnership purchased 50,000 common shares of the company for $956,250 on the open market. At March
31, 1997, the Partnership recorded a decrease in the change in fair value of $3,944,232 to reflect the publicly-traded market price of its investments; $2,071,806 of the decrease was due to the sale mentioned above.

Gilead Sciences, Inc.
---------------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $622,480 and realized a gain of $274,980.

Lifecell Corporation
--------------------

In March of 1997, the Partnership received a stock dividend of 1,601 common shares. A cost basis of $4,148 was allocated to these shares from the Partnership's existing Series A Preferred share investment. In addition, the company redeemed its Series A Preferred shares by converting the Partnership's 12,500 Series A Preferred shares into
83,612 common shares. At March 31, 1997, the Partnership recorded an increase in the change in fair value of $1,323,722 to reflect the publicly-traded market price of its investments.

NetChannel, Inc.
----------------

In January of 1997, the Partnership cash exercised its Series B
Preferred share warrant for $324,999 and received 295,454 Series B
Preferred shares. Then in March of 1997, the Partnership issued a $325,000 convertible note receivable to the company and received 354,545
Series B Preferred shares. The Partnership also recorded a fair value increase of $390,000 at March 31, 1997, for the Series B Preferred shares received.

PolyMedica Industries, Inc.
---------------------------

During the first quarter of 1997, the Partnership sold 42,700 common shares of the company for total proceeds of $254,004 and realized a gain of $132,820. In addition, the Partnership received 2,625 common shares for the option exercise price of $14,109 as a result of an officer exercising his option for the benefit of the Partnership (See Note 2 for additional information). At March 31, 1997, the Partnership recorded an increase of $426,392 in the change in fair value to reflect the publicly-traded market price of its investments.

Synopsys, Inc.
--------------

During the first quarter of 1997, the Partnership purchased 21,000 common shares of the company on the open market for $840,009 as well as sold 14,000 common shares for total proceeds of $629,975 and realized a gain of $111,402. At March 31, 1997, the Partnership recorded a decrease in the change in fair value of $248,580 to reflect the publicly-traded market price of its investments.

SyStemix, Inc.
--------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $1,178,532 and realized a gain of $733,257.

TheraTx, Inc.
-------------

During the first quarter of 1997, the Partnership sold its entire investment in the company for total proceeds of $997,467 and realized a gain of $907,467.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 221,894 Series B Preferred shares for $750,002.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis decrease of $882 in venture capital limited partnership investments during the three months ended
March 31, 1997. The decrease was a result of a return of capital in the form of a cash distribution of $882. The Partnership recorded a fair value decrease of $146,165 as a result of cash and stock distributions from certain venture capital limited partnership investments.

During the first three months of 1997, the Partnership received cash distributions totaling $87,173 and tradable common and preferred stock distributions of US West Media Group with fair values of $47,663 and $10,447, respectively; these distributions were from profits and were recorded as realized gains from venture capital limited partnership investments.

In January of 1997, the Partnership sold its distribution of Endovascular Technologies, Inc., for $5,544 and realized a gain of $1,328.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

4.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at March 31, 1997, and December 31, 1996, consisted of:



                                       1997          1996
                                       ----          ----

Demand accounts                    $    16,559        13,494
Money-market accounts                7,551,682     5,303,757
                                    ----------    ----------
  Total                            $ 7,568,241     5,317,251
                                    ==========    ==========

5.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1997, the Partnership had unfunded commitments as follows:


Type
----
Equity investments                                       $378,600
Venture capital limited partnership investments            23,431
                                                          -------
Total                                                    $402,031
                                                          =======

In 1996, the Partnership jointly guaranteed with two affiliated partnerships, a $1,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. If the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership maybe liable for the entire $1,000,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1997, net cash used by operating activities totaled $337,740. The Partnership paid management fees of $96,059 to the Managing General Partners and reimbursed related parties for operating expenses of $244,674. In addition, $8,322 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $58,697 were paid and $70,012 in interest income was received.

During the three months ended March 31, 1997, the Partnership funded equity investments of $4,560,792 mainly to portfolio companies in the medical/biotechnology, computer systems and software, and electronic design automation industries. Proceeds from equity investment sales were $7,061,467, of which $58,575 related to sales prior to December 31, 1996, which have been settled, and cash distributions of $88,055 from venture capital limited partnership investments were received. As of March 31, 1997, the Partnership was committed to fund additional investments of $402,031 and has outstanding guarantees up to $1,000,000 as discussed in Note 5 to the financial statements.

Cash and cash equivalents at March 31, 1997, were $7,568,241. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $409,279 and $5,296,870 for the three months ended March 31, 1997 and 1996, respectively. The decrease in net income was primarily due to a $6,364,604 decrease in the change in net unrealized fair value of equity investments, partially offset by a $1,353,213 increase in net realized gain from sales of equity investments.

During the quarter ended March 31, 1997, the decrease in fair value of equity investments of $4,068,940 was substantially attributable to the sale of Geoworks common stock, as the gain was realized, and a portfolio company in the computer systems and software industry. During the same period in 1996, the increase of $2,295,664 was primarily due to portfolio companies in the medical/biotechnology and industrial/business automation industries, partially offset by decreases in portfolio companies in the computer systems and software industry.

Net realized gains from sales of equity investments were $4,542,700 and $3,189,487 for the quarters ended March 31, 1997 and 1996, respectively. The 1997 gain mainly related to sales of Geoworks, TheraTx, Inc., and SyStemix, Inc. The 1996 gain primarily related to sales of Geoworks.

Total operating expenses were $220,802 and $166,865 for the quarters ended March 31, 1997 and 1996, respectively. The increase was primarily due to higher administrative and investor services expenses from increased overall portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 9, 1997       By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Vice President
                                     and Controller