Form 10-Q
period 1997-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1997-08-13
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          June 30,       December 31,
                                           1997             1996
                                        ----------       -----------

ASSETS

Equity investments (cost basis
 of $23,150,299 and $21,648,281 for
 1997 and 1996, respectively)          $25,865,282        28,511,247

Cash and cash equivalents                5,286,708         5,317,251

Other assets                                 4,456            61,783
                                        ----------        ----------

         Total                         $31,156,446        33,890,281
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    42,443            58,301
Due to related parties                      44,669            89,517
Other liabilities                           52,619            27,618
                                        ----------        ----------
     Total liabilities                     139,731           175,436

Commitments and contingencies
 (Notes 2 and 5)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1997 and 1996)                28,123,202        26,997,022
 General Partners                          178,530          (145,143)
 Net unrealized fair value increase
   from cost of equity investments       2,714,983         6,862,966
                                        ----------        ----------

     Total partners' capital            31,016,715        33,714,845
                                        ----------        ----------

        Total                          $31,156,446        33,890,281
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three               For the Six
                                              Months Ended                Months Ended
                                                June 30,                    June 30,
                                        ------------------------     -------------------------
                                             1997        1996            1997          1996
                                             ----        ----            ----          ----
Income:
 Notes receivable interest             $    8,721       1,310            42,792          4,739
 Short-term investment interest            97,145     121,632           167,160        281,982
 Other income                               3,125      15,625             3,125         31,250
                                        ---------   ---------         ---------      ---------
  Total income                            108,991     138,567           213,077        317,971


Costs and expenses:
 Management fees                           85,509     105,721           170,235        209,191
 Individual General Partners'
  compensation                             13,128       9,661            21,450         14,661
 Operating expenses:
  Administrative and investor services    101,846     153,463           210,107        230,179
  Investment operations                   105,482     119,533           171,824        183,172
  Professional fees                        43,174      28,488            60,261         39,003
  Computer services                        26,076      43,663            55,188         59,658
                                        ---------   ---------         ---------      ---------

    Total operating expenses              276,578     345,147           497,380        512,012
                                        ---------   ---------         ---------      ---------

Total costs and expenses                  375,215     460,529           689,065        735,864
                                        ---------   ---------         ---------      ---------

Net operating loss                       (266,224)   (321,962)         (475,988)      (417,893)

 Net realized gain from sales
  of equity investments                 1,150,059     398,866         5,692,759      3,588,353
 Realized gains from venture capital
  limited partnership investments         367,066     353,403           512,349        399,599
 Realized losses from investment
  write-downs                                  --  (1,000,000)               --     (1,038,546)
 Recoveries from investments previously
  written off                                  --       8,605                --          8,605
                                        ---------   ---------         ---------      ---------

Net realized income (loss)              1,250,901    (561,088)        5,729,120      2,540,118

Change in net unrealized
 fair value:
  Equity investments                      (79,043)  1,221,345        (4,147,983)     3,517,009
  Secured notes receivable                     --     409,000                --        309,000
                                        ---------   ---------         ---------      ---------

Net income                             $1,171,858   1,069,257         1,581,137      6,366,127
                                        =========   =========         =========      =========

Net realized income (loss) per Unit    $        7          (3)               32             16
                                        =========   =========         =========      =========

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' CAPITAL
------------------------------

For the Six Months Ended June 30, 1997:

                                                 Net Unrealized
                                                   Fair Value
                                                    Increase
                                                  From Cost of
                             Limited    General      Equity
                             Partners   Partners   Investments      Total
                             --------   --------   -----------      -----

Partners' capital,
 December 31, 1996        $26,997,022   (145,143)   6,862,966  33,714,845
Distributions              (3,960,000)  (319,267)          --  (4,279,267)
Net realized income         5,086,180    642,940           --   5,729,120

Change in net unrealized
 fair value of
  equity investments               --         --   (4,147,983) (4,147,983)
                           ----------  ---------   ----------  ----------

Partners' capital,
 June 30, 1997            $28,123,202    178,530    2,714,983  31,016,715
                           ==========  =========   ==========  ==========

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Six Months Ended June 30,
                                   ---------------------------------
                                          1997             1996
                                          ----             ----

Cash flows from operating activities:
 Interest received                    $   170,282         285,386
 Cash paid to vendors                    (153,568)       (173,675)
 Cash paid to related parties            (572,450)     (1,376,746)
                                       ----------       ---------

  Net cash used by operating
   activities                            (555,736)     (1,265,035)
                                       ----------       ---------

Cash flows from investing activities:
 Secured notes receivable issued               --        (171,666)
 Purchase of equity investments        (4,837,992)     (2,469,748)
 Repayments of convertible and
  secured notes receivable                     --          62,500
 Proceeds from sales of
  equity investments                    9,273,156       4,256,103
 Distributions from venture capital
  limited partnerships                    369,296          88,613
                                       ----------       ---------

  Net cash provided by
   investing activities                 4,804,460       1,765,802
                                       ----------       ---------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                             (4,279,267)     (3,565,256)
                                       ----------       ---------

  Net cash used by financing
   activities                          (4,279,267)     (3,565,256)
                                       ----------       ---------

Net decrease in cash
 and cash equivalents                     (30,543)     (3,064,489)

Cash and cash equivalents at beginning
 of year                                5,317,251      12,607,605
                                       ----------      ----------

Cash and cash equivalents at June 30  $ 5,286,708       9,543,116
                                       ==========      ==========

See accompanying notes to financial statements.

-----------------------------------------------

                                   For the Six Months Ended June 30,
                                   ---------------------------------
                                             1997               1996
                                             ----               ----

Reconciliation of net income to net
 cash used by operating activities:

Net income                               $ 1,581,137       6,366,127

Adjustments to reconcile net income
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                     (5,692,759)     (3,588,353)
  Realized gains from venture capital
   limited partnership investments          (512,349)       (399,599)
  Recoveries from investments previously
   written off                                    --          (8,605)
  Realized losses from investment
   write-downs                                    --       1,038,546
  Change in net unrealized fair value:
   Equity investments                      4,147,983      (3,517,009)
   Secured notes receivable                       --        (309,000)

Changes in:
  Due to/from related parties                (44,848)       (742,118)
  Other changes, net                         (34,900)       (105,024)
                                           ---------       ---------

Net cash used by operating activities    $  (555,736)     (1,265,035)
                                           =========       =========

Non-cash investing activities:

Reclassification of secured notes to
 equity investments (subordinated
 notes receivable)                       $        --         705,000
                                           =========       =========

Non-cash exercise of warrants            $        --         336,482
                                           =========       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and six months ended June 30, 1997 and 1996, Statement of Partners' Capital for the six months ended June 30, 1997, and Statements of Cash Flows for the six months ended June 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through June 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 1997 and 1996, were as follows:


                                           1997              1996
                                           ----              ----
Management fees                          $170,235           209,191
Reimbursable operating expenses           335,917           410,776
Individual General Partners'
 compensation                              21,450            14,661


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $15,905 and $57,498 of such expenses due to related parties at June 30, 1997, and December 31, 1996, respectively.

Amounts due to related parties for management fees were $28,764 and $32,019 at June 30, 1997, and December 31, 1996, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1997, the Partnership had an indirect interest in such non-transferable options, worth approximately $563, in Electronic Designs, Inc.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through June 30, 1997, consisted of:


                                                               January 1 -
                                                               June 30, 1997
                                            Principal         --------------
                                Investment  Amount or        Cost         Fair
Industry/Company      Position    Date      Shares           Basis        Value
----------------      --------  ----------  ---------        -----        -----

Balance at January 1, 1997                                $21,648,281   28,511,247
                                                           ----------   ----------

Significant changes:

Communications
--------------
NetChannel,           Series B
 Inc.                 Preferred
                      share
                      warrant at
                      $1.10;
                      exercised
                      01/97        10/96        295,454        (3,250)      (3,250)
NetChannel,           Series B
 Inc.                 Preferred
                      shares       01/97        615,431       149,204      325,000
NetChannel,           Series B
 Inc.                 Preferred
                      shares       03/97        738,517       179,045      389,999
NetChannel,           Convertible
 Inc.                 note (1)     05/97       $146,622       148,353      148,353
NetChannel,           Series B
 Inc.                 Preferred
                      shares       05/97        415,604       182,866      219,474

Computers and Computer Equipment
--------------------------------
Electronic            Common
 Designs, Inc.        shares       various      645,477             0      274,296

Computer Systems and Software
-----------------------------
Geoworks              Common
                      shares       03/94         38,415      (179,267)    (970,939)
Geoworks              Common
                      shares       06/94         65,110       (31,052)  (2,447,081)
Geoworks              Common
                      shares       07/96         10,000      (200,000)    (252,750)
Geoworks              Common
                      shares       09/96         15,000      (298,125)    (379,125)
Geoworks              Common
                      shares       02/97         50,000       956,250      259,875
Photon Dynamics       Common
                      shares       07/96         50,000             0      (93,100)

Electronic Design Automation
----------------------------
Cadence Design        Common
 Systems, Inc.        shares       07/96         12,000             0      (80,245)
Synopsys, Inc.        Common
                      shares       07/96          7,000      (238,569)    (313,600)
Synopsys, Inc.        Common
                      shares       02/97         14,000       560,005      496,650

Environmental
-------------
Thermatrix, Inc.      Common
                      shares       06/96         65,970             0     (232,062)

Information Technology
----------------------
WorldRes, Inc.        Series B
                      Preferred
                      shares       01/97        221,894       750,002      750,002

Medical/Biotechnology
---------------------
ADESSO Specialty      Series C
 Services             Preferred
 Organization, Inc.   shares       01/97        177,420     1,100,004    1,100,004
Affymetrix, Inc.      Common
                      shares       07/96         20,000      (225,000)    (401,760)
Biex, Inc.            Series D
                      Preferred
                      shares       03/97         44,446        66,669       66,669
Cardiac Pathways      Common
 Corporation          shares       05/97          7,134        72,267       65,098
CardioTech            Common
 International,       shares
 Inc.                              06/96        201,713             0     (113,362)
CV Therapeutics, Inc. Common
                      shares       11/96         33,724             0       93,555
Endocare, Inc.        Convertible
                      note (1)     08/96       $562,500      (594,500)    (594,500)
Endocare, Inc.        Common
                      shares       01/97         52,500       183,750      191,625
Endocare, Inc.        Common
                      shares       01/97        249,000       622,500      864,976
Gilead Sciences,      Common
 Inc.                 shares       07/96         20,000      (347,500)    (508,500)
Lifecell              Common
 Corporation          shares       various      265,847             0      807,376
Lifecell              Redeemable
 Corporation          Series A
                      Preferred
                      shares       11/94         12,500      (220,785)    (220,785)
Lifecell              Common
 Corporation          shares       03/97          1,601         4,148        9,806
Lifecell              Common
 Corporation          shares       03/97         83,612       216,637      512,124
Matrix                Common
 Pharmaceuticals,     shares (2)
 Inc.                              various      454,633             0      267,324
Pharmadigm,           Series A
 Inc.                 Preferred
                      shares       04/93        161,290             0      120,968
Pharmadigm,           Series A
 Inc.                 Preferred
                      shares       12/94        107,526             0       80,645
Pharmadigm,           Series B
 Inc.                 Preferred
                      shares       05/96         68,889             0       51,666
Pharmadigm,           Series C
 Inc.                 Preferred
                      shares       06/97        100,800       274,428      274,428
Pharmadigm,           Series C
 Inc.                 Preferred
                      share warrant
                      at $2.75;
                      expiring
                      06/00        06/97          7,056         2,772        2,722
PolyMedica            Common
 Industries, Inc.     shares       03/92        411,800    (1,168,705)  (1,539,308)
SyStemix, Inc.        Common
                      shares       various       61,260      (445,275)    (937,094)
TheraTx, Inc.         Common
                      shares (2)   06/94         60,000       (90,000)    (654,180)
Thermo Electron       Common
 Corporation          shares       06/96         26,318             0     (143,194)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various               Limited
                      Partnership
                      Interests    Various   $3,976,569        (8,538)    (235,890)
                                                           ----------   ----------

Total significant changes during the six months
 ended June 30, 1997                                        1,418,334   (2,748,040)

Other changes, net                                             83,684      102,075
                                                           ----------   ----------

Total equity investments at June 30, 1997                 $23,150,299   25,865,282
                                                           ==========   ==========

(1)  Convertible notes include accrued interest.  The interest rate on notes issued in 1997 was 8%.

(2)  Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.

Marketable Equity Securities
----------------------------

At June 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $10,463,478 and $11,534,692, respectively, and aggregate fair values of $10,645,364 and $16,424,731, respectively. The net unrealized gains at June 30, 1997, and December 31, 1996, included gross gains of $2,884,840 and $7,523,038, respectively.

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

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 52,500 common shares for $183,750. In addition, the Partnership converted its $562,500 note receivable, including accrued interest of $60,000, into 249,000 common shares at a total cost of $622,500. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $269,255 to reflect the publicly-traded market price for the above Endocare investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Geoworks
--------

In January of 1997, the Partnership sold 110,000 common shares of the company for total proceeds of $2,737,410 and realized a gain of $2,028,966. Then in February of 1997, the Partnership purchased 50,000 common shares of the company for $956,250 on the open market. At June 30, 1997, the Partnership recorded a decrease in the change in fair value of $4,037,826 to reflect the publicly-traded market price of its investments; $2,071,806 of the decrease was due to the sale mentioned above.

Gilead Sciences, Inc.
---------------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $622,480 and realized a gain of $274,980.

Lifecell Corporation
--------------------

In March of 1997, the Partnership received a stock dividend of 1,601 common shares. A cost basis of $4,148 was allocated to these shares from the Partnership's existing Series A Preferred share investment. In addition, the company redeemed its Series A Preferred shares by converting the Partnership's 12,500 Series A Preferred shares into 83,612 common shares. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $1,108,521 to reflect the publicly-traded market price of its investments.

NetChannel, Inc.
----------------

In January of 1997, the Partnership cash exercised its Series B Preferred share warrant for $324,999 and received 295,454 Series B Preferred shares. In March of 1997, the Partnership issued a $325,000 convertible note receivable to the company. The Partnership also received an additional 354,545 Series B Preferred shares as a result of an adjustment to the warrant exercise price.

In May of 1997, the company effected a 1-to-2.083 stock split. As a result, the Partnership received an additional 1,023,926 Series B Preferred shares. The Partnership also purchased 415,604 Series B Preferred shares by converting $178,378 of the notes receivable discussed above including accrued interest of $4,488 for a total cost of $182,866. The remaining note principal of $146,622 was reissued as a new note. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $426,609 for the above transactions.

Pharmadigm, Inc.
----------------

In June of 1997, the Partnership made an additional investment in the company by purchasing 100,800 Series C Preferred shares and received a warrant to purchase 7,056 Series C Preferred shares for $277,200. The pricing of this round, in which third parties participated, indicated a fair value increase of $258,622 for the Partnership's existing investment.

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

Then in the second quarter of 1997, the Partnership sold its remaining investments, including the shares received from the option exercise, for total proceeds of $2,211,689 and realized a gain of $1,150,059.

Synopsys, Inc.
--------------

During the first quarter of 1997, the Partnership purchased 21,000 common shares of the company on the open market for $840,009 as well as sold 14,000 common shares for total proceeds of $629,975 and realized a gain of $111,402. At June 30, 1997, the Partnership recorded a decrease in the change in fair value of $138,386 to reflect the publicly-traded market price of its investments.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis decrease of $8,538 in venture capital limited partnership investments during the six months ended June 30, 1997. The decrease was a result of a return of capital in the form of cash and stock distribution of $882 and $7,656, respectively. The Partnership recorded a fair value decrease of $235,890 as a result of cash and stock distributions from certain venture capital limited partnership investments, partially offset by a net increase in the fair value of the underlying investments.

During the first half of 1997, the Partnership received cash distributions totaling $368,414, tradable common and preferred stock distributions of US West Media Group with fair values of $47,663 and $10,447, respectively, and common stock distributions of Cardiac Pathways Corporation, Informix Software, Inc., and Versant Object Technology with fair values of $72,268, $7,963 (of which $7,656 represented a distribution from returns of capital), and $13,250, respectively. These distributions were from profits and were recorded as realized gains from venture capital limited partnership investments.

In January of 1997, the Partnership sold its distribution of Endovascular Technologies, Inc., for $5,544 and realized a gain of $1,328.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

4.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at June 30, 1997, and December 31, 1996, consisted of:


                                       1997          1996
                                       ----          ----

Demand accounts                     $   57,960        13,494
Money-market accounts                5,228,748     5,303,757
                                     ---------     ---------
  Total                             $5,286,708     5,317,251
                                     =========     =========

5.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1997, the Partnership had unfunded commitments as follows:



Type
----
Equity investments                                       $589,250
Term notes                                                378,600
Venture capital limited partnership investments            23,431
                                                          -------
Total                                                    $991,281
                                                          =======

In 1996, the Partnership jointly guaranteed with two affiliated partnerships, a $1,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry. If the affiliated partnerships are unable to finance their portion of the guarantee, the Partnership may be liable for the entire $1,000,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1997, net cash used by operating activities totaled $555,736. The Partnership paid management fees of $173,490 to the Managing General Partners and reimbursed related parties for operating expenses of $377,510. In addition, $21,450 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $153,568 were paid and $170,282 in interest income was received. Distributions totaling $4,279,267 were paid to the Limited and General Partners.

During the six months ended June 30, 1997, the Partnership funded $4,837,992 in equity investments mainly to portfolio companies in the medical/biotechnology, computer systems and software, electronic design automation and information technology industries. Proceeds from equity investment sales were $9,273,156 and cash distributions of $369,296 from venture capital limited partnership investments were received. As of June 30, 1997, the Partnership was committed to fund additional investments of $991,281 and had outstanding guarantees up to $1,000,000 as discussed in Note 5 to the financial statements.

Cash and cash equivalents at June 30, 1997, were $5,286,708. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $1,171,858 and $1,069,257 for the three months ended June 30, 1997 and 1996, respectively. The increase in net income was primarily due to a $1,000,000 decrease in realized losses from investment write-downs, and a $751,193 increase in net realized gain from sales of equity investments. These changes were partially offset by decreases of $1,300,388 and $409,000 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively.

During the quarter ended June 30, 1997, no realized losses from investment write-downs were recorded. During the same period in 1996, the Partnership recorded realized losses of $1,000,000 related to a portfolio company in the computer systems and software industry.

Net realized gains from sales of equity investments were $1,150,059 and $398,866 for the quarters ended June 30, 1997 and 1996, respectively. The 1997 gain related to sales of PolyMedica Industries, Inc. The 1996 gain mainly resulted from the non-cash exercise of a Sensor Medics Corporation warrant in exchange for Thermo Electron Corporation common shares.

The Partnership recorded a decrease in fair value of equity investments of $79,043 during the quarter ended June 30, 1997. During the same period in 1996, the increase in fair value of $1,221,345 was primarily due to venture capital limited partnership investments as well as portfolio companies in the industrial/business automation and environmental industries.

The Partnership recorded an increase in the change in fair value of secured notes receivable of $409,000 at June 30, 1996, due to the elimination of loan loss reserves. No such reserve was required at June 30, 1997.

Operating expenses were $276,578 for the quarter ended June 30, 1997, compared to $345,147 for the same period in 1996. The decrease in operating expenses in the current quarter over the comparative period in 1996 was primarily due to a higher level of activity required for portfolio management in 1996.

Total income was $108,991 and $138,567 during the quarters ended June 30, 1997 and 1996, respectively. The decrease in short-term investment interest was mainly due to lower cash and cash equivalents balances as a result of cash distribution in June of 1997.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net income was $1,581,137 and $6,366,127 for the six months ended June 30, 1997 and 1996, respectively. The decrease in net income was primarily due to decreases of $7,664,992 and $309,000 in the change in net unrealized fair value of equity investments and secured notes receivable, respectively. These changes were partially offset by a $2,104,406 increase in net realized gain from sales of equity investments, and a $1,038,546 decrease in realized losses from investment write-downs.

During the six months ended June 30, 1997, the decrease in fair value of equity investments of $4,147,983 was substantially attributable to the sale of Geoworks common stock, as the gain was realized. During the same period ended June 30, 1996, the increase in fair value of $3,517,009 was primarily attributable to increases in portfolio companies in the medical/biotechnology and industrial/business automation industries, partially offset by decreases in portfolio companies in the computer systems and software industry.

The Partnership recorded an increase in the change in fair value of secured notes receivable of $309,000 at June 30, 1996, due to the elimination of loan loss reserves. No such reserve was required at June 30, 1997.

Net realized gain from sales of equity investments was $5,692,759 for the six months ended June 30, 1997, compared to $3,588,353 for the same period in 1996. The 1997 net gain mainly related to sales of Geoworks, PolyMedica Industries, Inc., TheraTx, Inc., and SyStemix, Inc. The 1996 net gain mainly related to sales of Geoworks.

During the six months ended June 30, 1997, the Partnership did not record any realized losses from investment write-downs. During the same period in 1996, the Partnership recorded realized losses of $1,038,546 mostly related to equity investments for a portfolio company in the computer systems and software industry.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

(b) Financial Data Schedule for the six months ended and as of June 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 12, 1997   By:         /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller