Form 10-Q
period 1997-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1997-11-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

	(unaudited)
	 September 30,	December 31,
	1997	1996
	------------	-----------

ASSETS

Equity investments (cost basis
 of $23,592,141 and $21,648,281 for
 1997 and 1996, respectively)          $29,951,703        28,511,247

Cash and cash equivalents                4,461,899         5,317,251

Other assets                                 3,343            61,783
                                        ----------        ----------

         Total                         $34,416,945        33,890,281
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    55,416            58,301
Due to related parties                      47,707            89,517
Other liabilities                           41,679            27,618
                                        ----------        ----------
     Total liabilities                     144,802           175,436

Commitments and contingencies
 (Notes 2 and 5)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1997 and 1996)                27,811,881        26,997,022
 General Partners                          100,700          (145,143)
 Net unrealized fair value increase
   from cost of equity investments       6,359,562         6,862,966
                                        ----------        ----------

     Total partners' capital            34,272,143        33,714,845
                                        ----------        ----------

        Total                          $34,416,945        33,890,281
                                        ==========        ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	                               ---------------------         ------------------------
	1997	1996	1997	1996
	---------	---------	---------	---------
Income:
 Notes receivable interest             $    4,837       9,132            47,629         13,871
 Short-term investment interest            61,076      91,039           228,237        373,021
 Other income                                  --      15,650             3,125         46,900
                                        ---------   ---------         ---------      ---------
  Total income                             65,913     115,821           278,991        433,792


Costs and expenses:
 Management fees                           77,891     108,513           248,126        317,704
 Individual General Partners'
  compensation                             10,500       8,017            31,950         22,678
 Operating expenses:
  Administrative and investor services    174,676     101,443           424,924        331,622
  Investment operations                   114,217      47,052           245,900        230,224
  Professional fees                        13,889      18,149            74,150         57,152
  Computer services                        46,224      27,042           101,412         86,700
                                        ---------   ---------         ---------      ---------

    Total operating expenses              349,006     193,686           846,386        705,698
                                        ---------   ---------         ---------      ---------

Total costs and expenses                  437,397     310,216         1,126,462      1,046,080
                                        ---------   ---------         ---------      ---------

Net operating loss                       (371,484)   (194,395)         (847,471)      (612,288)

 Net realized (loss) gain from sales
  of equity investments                   (17,668)    162,091         5,675,091      3,750,444
 Realized gains from venture capital
  limited partnership investments              --          --           512,349        399,599
 Realized losses from investment
  write-downs                                  --          --                --     (1,038,546)
 Recoveries from investments previously
  written off                                  --          --                --          8,605
                                        ---------   ---------         ---------      ---------

Net realized (loss) income               (389,152)    (32,304)        5,339,969      2,507,814

Change in net unrealized
 fair value:
  Equity investments                    3,644,579  (4,757,832)         (503,404)    (1,240,823)
  Secured notes receivable                     --          --                --        309,000
                                        ---------   ---------         ---------      ---------

Net income (loss)                      $3,255,427  (4,790,136)        4,836,565      1,575,991
                                        =========   =========         =========      =========

Net realized (loss) income per Unit    $       (2)         --                30             16
                                        =========   =========         =========      =========

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' CAPITAL
------------------------------

For the Nine Months Ended September 30, 1997:

	Net Unrealized
	Fair Value
	Increase (Decrease)
	From Cost of
	Limited	General	Equity
	Partners	Partners	Investments	Total
	--------	--------	-----------	---------

Partners' capital,
 December 31, 1996        $26,997,022      (145,143)        6,862,966     33,714,845
Distributions              (3,960,000)     (319,267)               --     (4,279,267)
Net realized income         4,774,859       565,110                --      5,339,969
Change in net unrealized
 fair value of
  equity investments               --            --          (503,404)      (503,404)
                           ----------       -------         ---------     ----------

Partners' capital,
 September 30, 1997       $27,811,881       100,700         6,359,562     34,272,143
                           ==========       =======         =========     ==========

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

	For the Nine Months Ended September 30,
	---------------------------------------
	1997	1996
	---------	---------

Cash flows from operating activities:
 Interest received                     $  231,363         392,075
 Cash paid to vendors                    (235,415)       (154,557)
 Cash paid to related parties            (921,816)     (1,701,201)
                                        ---------      ----------

  Net cash used by operating
   activities                            (925,868)     (1,463,683)
                                        ---------      ----------

Cash flows from investing activities:
 Secured notes receivable issued               --        (171,666)
 Purchase of equity investments        (5,404,924)     (6,721,386)
 Repayments of convertible and
  secured notes receivable                     --          62,500
 Proceeds from sales of
  equity investments                    9,348,066       5,011,889
 Distributions from venture capital
  limited partnerships                    406,641          93,107
                                        ---------      ----------

  Net cash provided (used) by
   investing activities                 4,349,783      (1,725,556)
                                        ---------      ----------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                             (4,279,267)     (3,565,256)
                                        ---------      ----------

  Net cash used by financing
   activities                          (4,279,267)     (3,565,256)
                                        ---------      ----------

Net decrease in cash
 and cash equivalents                    (855,352)     (6,754,495)

Cash and cash equivalents at beginning
 of year                                5,317,251      12,607,605
                                        ---------      ----------

Cash and cash equivalents
 at September 30 			         $4,461,899       5,853,110
                                        =========      ==========

See accompanying notes to financial statements.

-----------------------------------------------

	For the Nine Months Ended September 30,
	---------------------------------------
	1997	1996
	----------	----------

Reconciliation of net income to net
 cash used by operating activities:

Net income                                $4,836,565       1,575,991

Adjustments to reconcile net income
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                     (5,675,091)     (3,750,444)
  Realized gains from venture capital
   limited partnership investments          (512,349)       (399,599)
  Recoveries from investments previously
   written off                                    --          (8,605)
  Realized losses from investment
   write-downs                                    --       1,038,546
  Change in net unrealized fair value:
   Equity investments                        503,404       1,240,823
   Secured notes receivable                       --        (309,000)

Changes in:
  Due to/from related parties                (41,810)       (796,014)
  Other changes, net                         (36,587)        (55,381)
                                           ---------       ---------

Net cash used by operating activities     $ (925,868)     (1,463,683)
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

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and nine months ended September 30, 1997 and 1996, Statement of Partners Capital for the nine months ended September 30, 1997, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through September 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 1997 and 1996, were as follows:


	1997	1996
	---------	--------
Management fees                          $248,126           317,704
Reimbursable operating expenses           599,930           564,805
Individual General Partners'
 compensation                              31,950            22,678


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $21,743 and $57,498 of such expenses due to related parties at September 30, 1997, and December 31, 1996, respectively.

Amounts due to related parties for management fees were $25,964 and $32,019 at September 30, 1997, and December 31, 1996, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1997, the Partnership had an indirect interest in such non-transferable options, worth approximately $5,767, in Electronic Designs, Inc.

3.     Equity Investments
       ------------------

A complete listing of the Partnerships equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through September 30, 1997, consisted of:

	January 1 through
	September 30, 1997
	----------------------
			Principal
		Investment	Amount or	Cost	Fair
Industry/Company	Position	Date	Shares	Basis	Value
----------------	--------	----------	---------	----------	----------

Balance at January 1, 1997                                $21,648,281   28,511,247
                                                           ----------   ----------

Significant changes:

Communications
--------------
NetChannel,           Series B
 Inc.                 Preferred
                      share
                      warrant at
                      $1.10;
                      exercised
                      01/97        10/96        295,454        (3,250)      (3,250)
NetChannel,           Series B
 Inc.                 Preferred
                      shares       01/97        615,431       149,204      325,000
NetChannel,           Series B
 Inc.                 Preferred
                      shares       03/97        738,517       179,045      389,999
NetChannel,           Convertible
 Inc.                 note (1)     05/97       $146,622       151,980      151,980
NetChannel,           Series B
 Inc.                 Preferred
                      shares       05/97        415,604       182,866      219,474
NetChannel,           Convertible
 Inc.                 note (1)     09/97       $243,750       244,633      244,633
Wire Networks,        Series A
 Inc.                 Preferred
                      shares       02/96        159,300             0      269,217
Wire Networks,        Series B
 Inc.                 Preferred
                      shares       02/96        194,642             0      153,767
Wire Networks,        Series C
 Inc.                 Preferred
                      shares       07/97         71,576       217,593      217,593
Wire Networks,        Convertible
 Inc.                 note (1)     11/96       $206,795      (208,691)    (208,691)

Computers and Computer Equipment
--------------------------------
Electronic            Common
 Designs, Inc.        shares       various      645,477             0    1,170,218

Computer Systems and Software
-----------------------------
Geoworks              Common
                      shares       03/94         38,415      (179,267)    (970,939)
Geoworks              Common
                      shares       06/94         65,110       (31,052)  (1,767,463)
Geoworks              Common
                      shares       07/96         10,000      (200,000)    (252,750)
Geoworks              Common
                      shares       09/96         15,000      (298,125)    (379,125)
Geoworks              Common
                      shares       02/97         50,000       956,250      729,585

Electronic Design Automation
----------------------------
Cadence Design        Common
 Systems, Inc.        shares       07/96         12,000             0      174,899
Synopsys, Inc.        Common
                      shares       07/96          7,000      (238,569)    (313,600)
Synopsys, Inc.        Common
                      shares       02/97         14,000       560,005      582,400

Environmental
-------------
Thermatrix, Inc.      Common
                      shares       06/96         65,970             0     (288,999)

Conversion            Series A
 Technologies         private
 International, Inc.  placement
  units (3)    08/97-09/97   2.3625       236,250      236,250

Information Technology
----------------------
WorldRes, Inc.        Series B
                      Preferred
                      shares       01/97        221,894       750,002      750,002

Medical/Biotechnology
---------------------
ADESSO Specialty      Series C
 Services             Preferred
 Organization, Inc.   shares       01/97        177,420     1,100,004    1,100,004
Affymetrix, Inc.      Common
                      shares       07/96         20,000      (225,000)    (401,760)
Biex, Inc.            Series A
                      Preferred
                      shares       07/93        128,205             0       76,923
Biex, Inc.            Series B
                      Preferred
                      shares       10/94         63,907             0       38,344
Biex, Inc.            Series B
                      Preferred
                      share
                      warrant
                      at $1.00     10/94         23,540             0       14,124
Biex, Inc.            Series C
                      Preferred
                      shares      Various       250,000             0      149,998
Biex, Inc.            Series D
                      Preferred
                      shares       08/96        111,115             0       66,669
Biex, Inc.            Series D
                      Preferred
                      shares       03/97         44,446        66,669       93,337
Biex, Inc.            Series E
                      Preferred
                      shares       08/97         13,333        33,334       27,999

Cardiac Pathways      Common
 Corporation          shares       05/97          7,134        72,267       61,531
CardioTech            Common
 International,       shares
 Inc.                              06/96        201,713             0      401,006
CV Therapeutics, Inc. Common
                      shares       11/96         33,724             0      146,265
Endocare, Inc.        Convertible
                      note (1)     08/96       $562,500      (594,500)    (594,500)
Endocare, Inc.        Common
                      shares       01/97         52,500       183,750      201,495
Endocare, Inc.        Common
                      shares       01/97        249,000       622,500      955,662
Endocare, Inc.        Common
                      share
                      warrant
                      at $3.00     08/96        112,500             0       49,050
Gilead Sciences,      Common
 Inc.                 shares       07/96         20,000      (347,500)    (508,500)
Lifecell              Common
 Corporation          shares       various      265,847             0    1,309,296
Lifecell              Redeemable
 Corporation          Series A
                      Preferred
                      shares       11/94         12,500      (220,785)    (220,785)
Lifecell              Common
 Corporation          shares       03/97         85,213       220,785      682,812
Matrix                Common
 Pharmaceuticals,     shares (2)
 Inc.                              various      454,633             0     (611,026)
Pharmadigm,           Series A
 Inc.                 Preferred
                      shares       various      268,816             0       53,763
Pharmadigm,           Series B
 Inc.                 Preferred
                      shares       05/96         68,889             0       13,777
Pharmadigm,           Series C
 Inc.                 Preferred
                      shares       06/97        126,000       274,428      274,428


Pharmadigm,           Series C
 Inc.                 Preferred
                      share warrant
                      at $2.20;
                      expiring
                      06/00        06/97          8,820         2,772        2,772
Pharmos      .        Common
 Corporation          shares       various       60,331             0       71,432
PolyMedica            Common
 Industries, Inc.     shares       03/92        411,800    (1,168,705)  (1,539,308)
SyStemix, Inc.        Common
                      shares       various       61,260      (445,275)    (937,094)
TheraTx, Inc.         Common
                      shares (2)   06/94         60,000       (90,000)    (654,180)
Thermo Electron       Common
 Corporation          shares       06/96         25,245             0      (68,909)

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various               Limited
                      Partnership
                      Interests    Various   $3,939,219       (45,883)    (273,235)
                                                           ----------   ----------

Total significant changes during the nine months
 ended September 30, 1997                                   1,907,735    1,411,590

Other changes, net                                             36,125       28,866
                                                           ----------   ----------

Total equity investments at September 30, 1997            $23,592,141   29,951,703
                                                           ==========   ==========

(1)  Convertible notes include accrued interest.  The interest rate on notes issued in 1997 was 8%.

(2)  Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.

(3)  Each private placement unit consists of 10,000 premium preferred shares with a stated value of $10.00 per share.

Marketable Equity Securities
----------------------------

At September 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $11,709,539 and $11,534,692, respectively, and aggregate fair values of $15,491,870 and $16,424,731, respectively. The net unrealized gains at September 30, 1997, and December 31, 1996, included gross gains of $5,672,215 and $7,523,038, respectively.

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

In August of 1997, the Partnership purchased 13,333 Series E Preferred shares for $33,334. The pricing of this round in which third parties participated, indicated a fair value increase of $367,391 for the Partnership's existing investment.

Conversion Technologies International, Inc.
-------------------------------------------

In August and September of 1997, the Partnership made an additional investment in the company of $236,250 by purchasing 1.875 and .4875 units of Series A private placement. Each unit consists of 10,000 premium preferred shares with a stated value of $10 per share.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 52,500 common shares for $183,750. In addition, the Partnership converted its $562,500 note receivable, including accrued interest of $60,000, into 249,000 common shares at a total cost of $622,500. At September 30, 1997, the Partnership recorded an increase in the change in fair value of $410,652 to reflect the publicly-traded market price of its investments.





Geoworks Corporation
--------------------

In January of 1997, the Partnership sold 110,000 common shares of the company for total proceeds of $2,737,410 and realized a gain of $2,028,966. Then in February of 1997, the Partnership purchased 50,000 common shares of the company for $956,250 on the open market. At September 30, 1997, the Partnership recorded a decrease in the change in fair value of $2,888,498 to reflect the publicly-traded market price of its investments; $2,071,806 of the decrease was due to the sale mentioned above.

Gilead Sciences, Inc.
---------------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $622,480 and realized a gain of $274,980.

Lifecell Corporation
--------------------

In March of 1997, the Partnership received a stock dividend of 1,601 common shares. A cost basis of $4,148 was allocated to these shares from the Partnership's existing Series A Preferred share investment. In addition, the company redeemed its Series A Preferred shares by converting the Partnership's 12,500 Series A Preferred shares into 83,612 common shares. At September 30, 1997, the Partnership recorded an increase in the change in fair value of $1,771,323 to reflect the publicly-traded market price of its investments.

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

In May of 1997, the company effected a 1-to-2.083 stock split. As a result, the Partnership received an additional 1,023,926 Series B Preferred shares. The Partnership also purchased 415,604 Series B Preferred shares by converting $178,378 of the notes receivable discussed above including accrued interest of $4,488 for a total cost of $182,866. The remaining note principal of $146,622 was reissued as a new note. In September of 1997, the Partnership funded bridge notes totaling $243,750. In addition, the Partnership is entitled to receive warrants to purchase 25% of the number of shares issued upon conversion of the bridge note at an exercise price equal to the conversion price. At September 30, 1997, the Partnership recorded an increase in the change in fair value of $426,609 for the above transactions.


Pharmadigm, Inc.
----------------

In June of 1997, the Partnership made an additional investment of $277,200 in the company by purchasing 126,000 Series C Preferred shares and received a warrant to purchase 8,820 Series C Preferred shares. The pricing of this round, in which third parties participated, was adjusted by Pharmadigm, Inc., in August of 1997 and indicated a fair value increase of $68,623, for the Partnership's existing investment.

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

Synopsys, Inc.
--------------

During the first quarter of 1997, the Partnership purchased 21,000 common shares of the company on the open market for $840,009 as well as sold 14,000 common shares for total proceeds of $629,975 and realized a gain of $111,402. At September 30, 1997, the Partnership recorded a decrease in the change in fair value of $52,636 to reflect the publicly-traded market price of its investments.

SyStemix, Inc.
--------------

In January of 1997, the Partnership sold its entire investment in the company for total proceeds of $1,178,532 and realized a gain of $733,257.

TheraTx, Inc.
-------------

During the first quarter of 1997, the Partnership sold its entire investment in the company for total proceeds of $997,467 and realized a gain of $907,467.

Wire Networks, Inc.
-------------------

In July of 1997, the Partnership converted its $206,795 note receivable, including accrued interest of $10,798, into 71,576 Series C Preferred shares at a total cost of $217,593. The pricing of this round in which third parties participated, indicated a fair value increase of $422,984 for the Partnerships existing investment.

WorldRes, Inc.
--------------

In January of 1997, the Partnership invested in the company by purchasing 221,894 Series B Preferred shares for $750,002.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership recorded a cost basis decrease of $45,883 in venture capital limited partnership investments during the nine months ended September 30, 1997. The decrease was a result of a return of capital in the form of cash and stock distribution of $882 and $7,656, respectively, and the redemption of 600 shares of O,W&W Pacrim Investments Limited for $37,345. The Partnership recorded a fair value decrease of $273,235 as a result of cash and stock distributions from certain venture capital limited partnership investments, partially offset by a net increase in the fair value of the underlying investments.

During the first nine months of 1997, the Partnership received cash distributions totaling $368,414, tradable common and preferred stock distributions of US West Media Group with fair values of $47,663 and $10,447, respectively, and common stock distributions of Cardiac Pathways Corporation, Informix Software, Inc., and Versant Object Technology with fair values of $72,268, $7,963 (of which $7,656 represented a distribution from returns of capital), and $13,250, respectively. These distributions were recorded as realized gains from venture capital limited partnership investments.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

In October 1997, the Partnership sold 103,000 common shares of Matrix Pharmaceuticals, Inc. for total proceeds of $401,312 and realized a loss of $376,194.

In October 1997, the Partnership invested an additional $60,877 in Nanodyne, Incorporated by purchasing preferred shares and warrants. The pricing of this round indicated a fair value decrease of $211,723 for the Partnerships investment at September 30, 1997.

In November 1997, the Partnership sold its entire investment in Thermo Electron for total proceeds of $959,310 and realized a gain of $607,828.





4.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at September 30, 1997, and December 31, 1996, consisted of:

	1997	1996
	              ---------      ---------

Demand accounts                        $   50,701         13,494
Money-market accounts                   4,411,198      5,303,757
                                        ---------      ---------
  Total                                $4,461,899      5,317,251
                                        =========      =========

5.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1997, the Partnership had unfunded commitments as follows:


Type
----
Equity investments                                       $480,877
Venture capital limited partnership investments            15,618
                                                          -------
Total                                                    $496,495
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1997, net cash used by operating activities totaled $925,868. The Partnership paid management fees of $254,181 to the Managing General Partners and reimbursed related parties for operating expenses of $635,685. In addition, $31,950 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $235,415 were paid and $231,363 in interest income was received. Distributions totaling $4,279,267 were paid to the Limited and General Partners.

During the nine months ended September 30, 1997, the Partnership funded $5,404,924 in equity investments mainly to portfolio companies in the medical/biotechnology, computer systems and software, communications, electronic design automation and information technology industries. Proceeds from equity investment sales were $9,348,066 and cash distributions of $406,641 from venture capital limited partnership investments were received. As of September 30, 1997, the Partnership was committed to fund additional investments of $496,495 and had outstanding guarantees up to $1,000,000 as discussed in Note 5 to the financial statements.

Cash and cash equivalents at September 30, 1997, were $4,461,899. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $3,255,427 for the three months ended September 30, 1997 and net loss was $4,790,136 for the three months ended September 30 1996, respectively. The increase in net income was primarily due to an increase of $8,402,411 in the change in net unrealized fair value of equity investments. The increase was partially offset by a $179,759 decrease in net realized gains from equity investment sales and a $155,320 increase in operating expenses.

The Partnership recorded an increase in fair value of equity investments of $3,644,579 during the quarter ended September 30, 1997 due to increases in portfolio companies in the computer systems and software, computer and computer equipment, medical/biotechnology and communications industries. During the same period in 1996, the decrease in fair value of $4,757,832 was primarily due to decreases in portfolio companies in the medical/biotechnology and computer systems and software industries.

Net realized loss from sales of equity investments was $17,668 and net realized gain from sales of equity investments was $162,091 for the quarters ended September 30, 1997 and 1996, respectively.

Operating expenses were $349,006 for the quarter ended September 30, 1997, compared to $193,686 for the same period in 1996. The increase in operating expenses in the current quarter over the comparative period in 1996 was primarily due to a higher level of activity required for portfolio management in 1997. Additionally, in the third quarter of 1997, the Partnership's administrative and investor service operations were relocated to Santa Fe, New Mexico. This relocation is expected to lower the future operational costs of the Partnership sufficient to recoup the initial relocation expenses incurred, and provide a meaningful reduction in ongoing operational costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
-----------------------------------------------------------------
preceding year
--------------

Net income was $4,836,565 and $1,575,991 for the nine months ended September 30, 1997 and 1996, respectively. The increase in net income was primarily due to a $1,924,647 increase in net realized gains from equity investment sales, a $1,038,546 decrease in realized losses from investment write-downs, a $737,419 increase in the change in net unrealized fair value of equity investments, and a $112,750 increase in realized gains from venture capital limited partnership investments. These changes were partially offset by a $309,000 decrease in the change in net unrealized fair value of secured notes receivable and a $154,801 decrease in interest and other income.

Net realized gain from sales of equity investments was $5,675,091 for the nine months ended September 30, 1997, compared to $3,750,444 for the same period in 1996. The 1997 net gain mainly related to sales of Geoworks Corporation, PolyMedica Industries, Inc., TheraTx, Inc., and SyStemix, Inc. The 1996 net gain mainly related to sales of Geoworks.

During the nine months ended September 30, 1997, the Partnership did not record any realized losses from investment write-downs. During the same period in 1996, the Partnership recorded realized losses of $1,038,546 mostly related to equity investments for a portfolio company in the computer systems and software industry.

During the nine months ended September 30, 1997, the decrease in fair value of equity investments of $503,404 was substantially attributable to the sales of Geoworks and PolyMedica common stock, as the gains were realized. There were also significant increases in portfolio companies in the computer and computer equipment, communications and medical/biotechnology industries. During the same period ended September 30, 1996, the decrease in fair value of $1,240,823 was primarily attributable to decreases in portfolio companies in the computer systems and software and medical/biotechnology industries, partially offset by increases in portfolio companies in the industrial business automation industries.

Realized gains from venture capital limited partnerships were $512,349 and $399,599 for the nine months ended September 30, 1997 and 1996, respectively. See Note 3 to the financial statements for further discussion.

The Partnership recorded an increase in the change in fair value of secured notes receivable of $309,000 at September 30, 1996, due to the elimination of loan loss reserves. No change in the reserve was required at September 30, 1997.

Interest and other income was $278,991 and $433,792 for the nine months ended September 30, 1997 and 1996, respectively. The decrease was primarily due to lower cash balances.

Operating expenses were $846,386 for the nine months ended September 30, 1997, compared to $705,698 for the same period in 1996. The increase in operating expenses in the current period over the comparative period in 1996 was primarily due to a higher level of activity required for portfolio management in 1997, as well as non-recurring costs associated with the relocation of the Partnership's administrative and investor service operations as discussed above.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 14, 1997 By:         /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller