Form 10-K
period 1997-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1998-03-27
CIK 808066

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1997

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



                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K. [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 26, 1988, forming a part of Registration Statement No. 33-10896, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

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

Investments in portfolio companies are also described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 26, 1988, that forms a part of Registrant's Form N-2 Registration Statement No. 33-10896 (such Prospectus is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000 with an amendment by the General Partners and approved by a majority of the Limited Partners.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The Annual Meeting of the Limited Partners of the Partnership was held on December 5, 1997. At that meeting, proxies submitted by Limited Partners documented that the Limited Partners elected three individual general partners (93,362 Units voting for, 3,575 Units voting against or abstaining), elected the two Managing General Partners (93,232 Units voting for, 3,705 voting against or abstaining), and ratified the selection of KPMG Peat Marwick LLP as independent certified accountants (91,517 Units voting for, 1,000 Units voting against, and 4,420 Units abstaining.) In addition, the Limited Partners approved an amendment to Section 1.05 of the Partnership Agreement to extend the term of the Partnership until December 31, 2000, unless further extended for one additional two-year period from such date if the Management Committee determines that such an extension is in the best interest of the Partnership; there were 85,678 Units voting in favor and 11,259 Units voting against.


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1997, there were 5,638 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                            For the Years Ended and As of December 31,
                                ---------------------------------------------------------------
                                    1997          1996         1995        1994        1993
                                   ------        ------       ------      ------      ------

Total income	$   341,607	522,715	470,792	480,176	338,276
Net operating loss	(1,202,447)	(856,975)	(1,357,976)	(838,981)	(1,086,638)
Net realized gain
 (loss) from venture capital
 limited partnership
 investments	622,207	814,400	1,358,424	--	(74,227)
Net realized gain from
  sales of equity investments	5,770,758	3,414,575	8,337,512	3,895,971	303,085
Realized losses from
  investment write-downs	(53,600)	(3,041,310)	(399,427)	(832,114)	(740,529)
Recovery from investments
  previously written off	--	8,775	62,231	100,000	--
Net realized income (loss)	5,136,918	339,465	8,000,764	2,324,876	(1,598,309)
Change in net unrealized
 fair value:
  Equity investments	(4,881,218)	(3,647,984)	398,770	(4,240,635)	(68,227)
  Secured notes receivable	--	309,000	(309,000)	136,000	6,000
Net income (loss)	255,700	(2,999,519)	8,090,534	(1,779,759)	(1,660,536)
Net realized income (loss)
  per Unit	29	2	50	14	(10)
Total assets	29,855,568	33,890,281	41,388,167	34,205,502	36,007,556
Distributions declared	4,279,267	159,809	3,565,256	1,673,084	--
Distributions declared
 per Unit (1)	25	--	22	10	--

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1997, net cash used by operating activities totaled $1,270,888. The Partnership paid management fees of $308,826 to the Managing General Partners and reimbursed related parties for operating expenses of $872,725. In addition, $43,121 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $332,753 were paid, and interest and other income of $286,537 was received. Distributions totaling $4,279,267 were paid to Limited and General Partners.

In 1997, the Partnership funded equity investments of $6,825,868 primarily to portfolio companies in the medical/biotechnology, information technology, and computer systems and software industries. Proceeds from sales of equity investments totaled $10,946,242 and the Partnership received $417,458 in cash distributions from venture capital limited partnership investments. At December 31, 1997, the Partnership was committed to fund $15,618 in additional investments as disclosed in Note 7 to the financial statements.

Cash and cash equivalents at December 31, 1997, were $4,304,928. Cash reserves, interest income on short-term investments and future proceeds from equity investments sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

1997 compared to 1996
---------------------

Net income was $255,700 in 1997, compared to a net loss of $2,999,519 in 1996. The increase in net income was primarily due to a $2,987,710 decrease in realized losses from investment write-downs and a $2,356,183 increase in net realized gain from sales of equity investments. These increases were partially offset by an additional $1,542,234 decrease in the net unrealized fair value of investments and secured notes receivable, $230,503 increase in operating expenses, and a $181,108 decrease in interest and other income.

During 1997, realized losses from investment write-downs of $53,600 primarily resulted from a portfolio company in the computer systems and software industry. During 1996, realized losses from investment write-downs of $3,041,310 primarily related to a portfolio company in the computer systems and software industry.

Net realized gain from sales of equity investments of $5,770,758 in 1997 primarily resulted from the sales of shares in Geoworks Corporation, PolyMedica Industries, Inc.,
TheraTx, Inc., Systemix, Inc. and Thermo Electron
Corporation. The 1996 net realized gain of $3,414,575 was mostly due to sales of Geoworks stock.

The $4,881,218 decrease in the fair value of equity investments during 1997 was due to a $6,426,314 decrease related to the stock sales discussed above, partially offset by increases in portfolio companies in the medical/ biotechnology and communications industries. During 1996, the decrease in fair value of equity investments of $3,647,984 was primarily due to portfolio companies in the medical/biotechnology and computer systems and software industries. During 1996, the Partnership recorded a $309,000 increase in secured notes receivable value as a result of the reclassification of secured notes receivable. No such increase occurred in 1997 as the Partnership had no secured note loans outstanding during the year.

Total operating expenses were $1,166,765 and $936,262 in 1997 and 1996, respectively. The increase is primarily due to a higher level of activity required for portfolio management in 1997. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico.

Interest and other income decreased to $341,607 in 1997 as compared to $522,715 in 1996 primarily due to lower cash balances.

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

Total operating expenses were $936,262 and $1,432,653 in 1996 and 1995, respectively. As disclosed in Note 2 to the financial statements, the 1995 total operating expenses included additional administrative and investor services expenses of $798,859. If this amount had been recorded in prior years, total operating expenses would have been $703,245 in 1995 compared to $936,263 in 1996. The increase was primarily due to higher investment operations, administrative and investor services and computer services expenses from increased overall portfolio activities.

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

The Year 2000
-------------

The Managing General Partner is currently reviewing the Partnership's information systems in anticipation of the potential computer software problems associated with the Year 2000. The Year 2000 issue exists because many computer software programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. The Managing General Partner currently expects to complete the necessary critical software conversion modifications in 1999, and does not anticipate any material adverse impact on the financial position or results of operations of the Partnership, as a result of the Year 2000 issue.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership.
The members of the Management Committee consist of three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Venture Capital Fund VI, LLC, Prospectus, revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1997, the Partnership incurred management fees of $334,168. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1997. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $10,000 annually plus $1,000 and related expenses for each attended meeting of the Management Committee. In 1997, $43,121 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The Individual General Partners each own eight Units; at December 31, 1995, one of the three Individual General Partners had withdrawn from his position and his Units were transferred to his successor, who was appointed on January 1, 1997. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

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

	PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1997
                    and 1996
                  Statements of Operations for the years
                    ended December 31, 1997, 1996 and 1995
                  Statements of Partners' Capital for the years
                    ended December 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years
                    ended December 31, 1997, 1996 and 1995
                  Notes to Financial Statements

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

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

        (c) Financial Data Schedule for the year ended and as of December 31, 1997 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Partners III, L.P.:


We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                /S/KPMG Peat Marwick LLP
March 25, 1998

BALANCE SHEETS
--------------

                                                 December 31,
                                           ----------------------
                                             1997          1996
                                           --------      --------
ASSETS

Equity investments (cost basis of
 $23,563,459 and $21,648,281 for 1997
 and 1996, respectively)	$25,545,207	28,511,247

Cash and cash equivalents	4,304,928	5,317,251

Other assets	5,433	61,783
	----------	----------

       Total assets	$29,855,568	33,890,281
	==========	==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$    66,748	58,301

Due to related parties	80,533	89,517

Other liabilities	17,009	27,618
	----------	----------
    Total liabilities	164,290	175,436

Commitments and contingencies
 (Notes 2 and 7)

Partners' capital:
  Limited Partners
   (Units outstanding of 160,000
   for both 1997 and 1996)	27,670,313	26,997,022
  General Partners	39,217	(145,143)
  Net unrealized fair value
    increase from cost of
     equity investments	1,981,748	6,862,966
	----------	----------
    Total partners' capital	29,691,278	33,714,845
	----------	----------
      Total liabilities
       and partners' capital	$29,855,568	33,890,281
	==========	=========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

	For the Years Ended December 31,
                             ----------------------------------
                                1997          1996        1995
                                ----          ----        ----

Income:
  Notes receivable
   interest	$   55,071	38,839	64,456
  Short-term investment
   interest	283,411	436,976	343,836
  Other income	3,125	46,900	62,500
                            ---------       -------      -------

     Total income	341,607	522,715	470,792

Costs and expenses:
  Management fees	334,168	412,622	362,568
  Individual General
   Partners' compensation	43,121	30,806	33,547
  Operating expenses:
    Administrative and
     investor services	608,253	412,656	1,081,782
    Investment operations	328,943	309,143	209,642
    Computer services	134,884	134,514	84,074
    Professional fees	94,685	79,949	57,155
	---------	---------	---------

      Total operating
       expenses	1,166,765	936,262	1,432,653
	---------	---------	---------

  Total costs and expenses	1,544,054	1,379,690	1,828,768
	---------	---------	---------

Net operating loss	(1,202,447)	(856,975)	(1,357,976)

  Net realized gain
   from venture
   capital limited
   partnership investments	622,207	814,400	1,358,424
  Net realized gain from
   sales of equity
   investments	5,770,758	3,414,575	8,337,512
  Realized losses from
   investment write-downs	(53,600)	(3,041,310)	(399,427)
  Recovery from investments
    previously written off	--	8,775	62,231
                            ---------     ---------    ---------

Net realized income	5,136,918	339,465	8,000,764

Change in net unrealized
 fair value:
  Equity investments	(4,881,218)	(3,647,984)	398,770
  Secured notes receivable	--	309,000	(309,000)
	---------	---------	---------

Net income (loss)	$  255,700	 (2,999,519)	8,090,534
	=========	=========	=========

Net realized income
 per Unit	$       29	2	50
	=========	=========	=========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1997, 1996 and 1995:

	Net Unrealized Fair Value
	Increase (Decrease) From Cost
	---------------------------------
                             Limited    General     Equity    Secured Notes
                             Partners   Partners  Investments   Receivable    Total
                             --------   --------  ----------- -------------   -----

Partners' capital,
 December 31, 1994	$22,269,799	(33,084)	10,112,180	--	32,348,895

Distributions	(3,529,603)	(35,653)	--	--	(3,565,256)

Net realized income	7,920,756	80,008	--	--	8,000,764

Change in net unrealized
 fair value:
  Equity investments	--	--	398,770	--	398,770
  Secured notes receivable	--	--	--	(309,000)	(309,000)
	----------	---------	----------	-------	----------

Partners' capital,
 December 31, 1995	26,660,952	11,271	10,510,950	(309,000)	36,874,173

Distributions	--	(159,809)	--	--	(159,809)

Net realized income	336,070	3,395	--	--	339,465

Change in net unrealized
 fair value:
  Equity investments	--	--	(3,647,984)	--	(3,647,984)
  Secured notes receivable	--	--	--	309,000	309,000
	----------	---------	----------	-------	----------


Partners' capital,
 December 31, 1996	26,997,022	(145,143)	6,862,966	--	33,714,845

Distributions	(3,960,000)	(319,267)	--	--	(4,279,267)

Net realized income	4,633,291	503,627	--	--	5,136,918

Change in net unrealized
 fair value:
  Equity investments	--	--	(4,881,218)	--	(4,881,218)
	----------	---------	----------	-------	----------

Partners' capital,
 December 31, 1997	$27,670,313	39,217	1,981,748	--	29,691,278
	==========	=========	==========	=======	==========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
------------------------

	For The Years Ended December 31,
	-----------------------------------
	1997	1996	1995
	-------	-------	-------


Cash flows from operating
 activities:
  Interest and other
   income received	$   286,537	456,029	401,156
  Cash paid to vendors	(332,753)	(189,412)	(127,482)
  Cash paid to related
   parties	(1,224,672)	(1,956,180)	(871,924)
	----------	----------	---------
    Net cash used by
     operating activities	(1,270,888)	(1,689,563)	(598,250)
	----------	----------	---------
Cash flows from investing
 activities:
  Secured notes receivable
   issued	--	(678,030)	(533,334)
  Purchase of equity
   investments	(6,825,868)	(7,528,174)	(2,333,499)
  Repayments of convertible
   and secured notes
   receivable	--	62,500	125,000
  Proceeds from sales of
    equity investments	10,946,242	5,600,091	12,840,558
  Recovery of investments
   previously written off	--	170	16,983
  Distributions from
   venture capital
   limited partnerships	417,458	507,908	713,302
	----------	----------	---------
    Net cash provided
    (used) by investing
     activities	4,537,832	(2,035,535)	10,829,010
	----------	----------	---------
Cash flows from financing
 activities:
  Distributions to Limited
   and General Partners 	(4,279,267)	(3,565,256)	(1,673,084)
	----------	----------	---------


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------


	For the Years Ended December 31,
	-------------------------------------
	1997	1996	1995
	----------	----------	----------
Net cash used by
   financing activities	(4,279,267)	(3,565,256)	(1,673,084)
	----------	----------	---------
Net (decrease) increase in
 cash and cash equivalents	(1,012,323)	(7,290,354)	8,557,676

Cash and cash equivalents
 at beginning of year	5,317,251	12,607,605	4,049,929
	----------	----------	----------
Cash and cash equivalents
 at end of year	$ 4,304,928	5,317,251	12,607,605
	==========	==========	==========
Reconciliation of net
 income (loss) to net
 cash used by operating
 activities:

Net income (loss)	$   255,700	(2,999,519)	8,090,534

Adjustments to reconcile net
 income (loss) to net cash
 used by operating
 activities:
  Net realized gain
   from venture capital
   limited partnership
   investments	(622,207)	(814,400)	(1,358,424)
  Net realized gain from
    sales of equity
    investments	(5,770,758)	(3,414,575)	(8,337,512)
  Realized losses from
    investment write-downs	53,600	3,041,310	399,427
  Recovery from investments
   previously written off	--	(8,775)	(62,231)
Change in net unrealized
   fair value:
      Equity investments	4,881,218	3,647,984	(398,770)
      Secured notes
       receivable	--	(309,000)	309,000

Changes in:
  Accrued interest on
    convertible and secured
    notes receivable	(55,069)	(35,436)	(7,136)
  Accounts payable and
    accrued expenses	8,447	9,423	539

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------


	For the Years Ended December 31,
	-------------------------------------
	1997	1996	1995
	----------	----------	----------
  Due to/from related
    parties	(8,984)	(761,162)	806,107
  Deferred income	--	(31,250)	(62,500)
  Other, net	(12,835)	(14,163)	22,716
	----------	----------	----------
Net cash used by operating
 activities	$(1,270,888)	(1,689,563)	(598,250)
	============	============	============
Non-cash investing
 activities:

Non-cash exercise
 of warrants	$        --	328,985	--
	==========	==========	==========
Reclassification of secured
 notes to equity investments
(subordinated notes
 receivable)	$        --	705,000	--
	==========	==========	==========
Common stock recovered from
 equity investment
 previously written off	$        --	--	45,248
	==========	==========	==========
Stock distributions to
 General Partners (See
 Note 2)	$        --	159,809	--
	==========	==========	==========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Partners III, L.P., (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, to make venture capital investments in new and developing companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are generally three Individual General Partners; one Individual General Partner had withdrawn from his position and a successor was appointed on January 1, 1997.

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling units of limited partnership interest ("Units") in April, 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership's term was further extended to December 31, 2000 with an amendment by the General Partners approved by a majority of the Limited Partners.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for investments, change in unrealized fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Equity Investments
------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $9,080,006 and $16,424,731 at December 31, 1997 and 1996,
respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Investments valued under this method were $16,465,201 and $12,086,516 at December 31, 1997 and 1996,
respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

Venture capital limited partnership investments are initially recorded at cost and are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment.
Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Where, in the opinion of the Managing General Partners, events indicate that the fair value of equity and venture capital investments and convertible and subordinated notes receivable may not be recoverable, then a write down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

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

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was lower than the reported total cost basis of $23,563,459 by $541,405 as of December 31, 1997.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (160,000) at December 31, 1997, 1996, and 1995 into total net realized income (loss) allocated to Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

2.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:


	For the Years Ended December 31,
	-------------------------------------
	1997	1996	1995
	-------	-------	-------


Management fees	$334,168	412,622	362,568
Individual General
 Partners' compensation	43,121	30,806	33,547
Reimbursable operating
 expenses:
  Administrative and
   investor services	401,967	325,581	1,001,191
  Investment operations	309,431	291,495	196,651
  Computer services	127,001	134,514	84,074


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. The management fees are payable monthly in arrears. Amounts due to related parties for management fees were $57,361 and $32,019 at December 31, 1997 and 1996, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually plus $1,000 and related expenses for each management committee meeting attended. The Individual General Partners each own 8 Units; at December 31, 1995, one of the three Individual General Partners had withdrawn from his position and his Units were transferred to his successor, who was appointed on January 1, 1997.
The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services and computer services. There were $23,172 and $57,498 of such expenses payable at December 31, 1997 and 1996, respectively. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $798,859, which was not previously recognized by the Partnership. This charge consisted of $69,451 and $729,408 relating to 1995 and prior years, respectively.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Under the terms of a rent agreement, TFPM charges the Partnership for its share of office rent and related overhead costs. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1997, the Partnership had an indirect interest in non-transferable Conversion Technologies International, Inc., Electronic Designs, Inc., and Endocare, Inc. options at an exercise price higher than the current market value.

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



4.  Equity Investments
    ------------------

At December 31, 1997, and December 31, 1996, equity investments consisted of:

                                                   December 31, 1997         December 31, 1996
                                       Principal   -----------------         ------------------
                           Investment  Amount or   Cost        Fair          Cost         Fair
Industry/Company  Position   Date       Shares     Basis       Value         Basis        Value
----------------  --------   ----       ------     -----       -----         -----        -----
Communications
--------------
NetChannel,        Series B
 Inc.              Preferred
                   shares       10/96     615,431   $321,749     325,000     321,749     321,749
NetChannel,        Series B
 Inc.              Preferred
                   share
                   warrant at
                   $1.10;
                   exercised
                   01/97        10/96     295,454         --          --       3,250       3,250
NetChannel,        Series B
 Inc.              Preferred
                   shares       01/97     615,431    149,204     325,000          --          --
NetChannel,        Series B
 Inc.              Preferred
                   shares       03/97     738,517    179,045     389,999          --          --
NetChannel,        Convertible
 Inc.              note (1)     05/97    $146,622    151,980     151,980          --          --
NetChannel,        Series B
 Inc.              Preferred
                   shares       05/97     415,604    182,866     219,474          --          --
NetChannel,        Convertible
 Inc.              note (1)     09/97    $243,750    249,549     249,549          --          --
NetChannel,        Series X Pref.
 Inc.              Preferred Warrant E
                   exercise
                   price TBD,            Aggregate
                   expiration            Purchase price
                   TBD          09/97    $ 30,479          0           0
NetChannel,        Series X Pref.
 Inc.              Preferred Warrant E
                   exercise
                   price TBD,            Aggregate
                   expiration            Purchase price
                   TBD          09/97    $ 30,479          0           0
US West            Series D
 Media Group       Preferred
                   shares       02/97         220     10,447      13,339          --          --
Wire Networks,     Series A
 Inc.              Preferred
                   shares       02/96     159,300    215,055     484,272     215,055     215,055
Wire Networks,     Series B
 Inc.              Preferred
                   shares       02/96     194,642    437,945     591,712     437,945     437,945
Wire Networks,     Convertible
 Inc.              note (1)     11/96    $206,795         --          --     208,691     208,691
Wire Networks,     Series C
 Inc.              Preferred
                   shares       07/97      71,576    217,593     217,593          --          --

Computers and Computer Equipment
--------------------------------
Electronic         Common
 Designs, Inc.     shares       03/94     348,611  2,189,411   1,034,616   2,189,411     980,386
Electronic         Common
 Designs, Inc.     shares       05/95       5,000     10,000      16,300      10,000      17,190
Electronic         Common
 Designs, Inc.     share
                   warrant
                   at $3.25;
                   expiring
                   05/98        05/95       5,000          0          37           0         705
Electronic         Common
 Designs, Inc.     shares       08/95      30,000    114,006      97,800     114,006     103,140
Electronic         Common
 Designs, Inc.     share
                   warrants
                   at $2.00;
                   expiring
                   08/98        08/95      30,000          0      28,350           0      32,355
Electronic         Common
 Designs, Inc.     shares       10/95     241,866    604,667     788,483     604,667     831,535
Electronic         Common
 Designs, Inc.     Shares       11/96      20,000     40,000      65,200      40,000      68,760
Splash Technology  Common
 Holdings, Inc.    Shares       11/97       5,000    198,812     106,250          --          --

Computer Systems and Software
-----------------------------
Geoworks           Common
                   shares       03/94      38,415         --          --     179,267     970,939
Geoworks           Common
                   shares       06/94      65,110    389,801     594,454     420,853   2,823,091
Geoworks           Common
                   shares       07/96      10,000         --          --     200,000     252,750
Geoworks           Common
                   shares       09/96      15,000         --          --     298,125     379,125
Geoworks           Common
                   shares       02/97      50,000    956,250     456,500          --          --
Informix Software, Common
 Inc.              shares       03/96       1,095         --          --      36,956      23,077
Photon Dynamics    Common
                   shares       07/96      50,000    300,000     152,000     300,000     413,750
Velocity           Common
 Incorporated      share
                   warrant
                   at $1.00;
                   expiring
                   03/00        03/95      12,500          0           0           0           0
Velocity           Subordinated 08/95-
 Incorporated      notes (1)    10/95    $125,000          0           0           0           0
Velocity           Subordinated 11/95-
 Incorporated      notes (1)    09/96  $1,371,400          0           0           0           0
Velocity           Subordinated
 Incorporated      notes (1)    08/97     $53,600          0           0          --          --
Versant Object     Common
 Technology        shares       05/97       1,493     13,250      20,275          --          --

Electronic Design Automation
----------------------------
Cadence Design     Common
 Systems, Inc.     shares       07/96      24,000    313,439     560,640     313,439     465,301
Synopsys, Inc.     Common
                   shares       07/96       7,000         --          --     238,569     313,600

Synopsys, Inc.     Common
                   shares       02/97      14,000    560,005     515,760          --          --

Environmental
-------------
Conversion         Common
 Technologies      shares
 International,
 Inc.                           05/96      69,180    500,000      65,721     500,000     119,024
Conversion         Class A
 Technologies      warrant
 International,    at $5.85;
 Inc.              expiring
                   05/01        05/96      31,250          0           0           0           0
Conversion         Common share
 Technologies      warrant
 International,    at $5.28;
 Inc.              expiring
                   05/00        05/96      17,293          0       2,767           0           0
Conversion         Series A
 Technologies      Private
 International,    Placement
 Inc.              Units (3)    08/97       1.875    187,500     187,500          --          --
Conversion         Series A
 Technologies      Private
 International,    Placement
 Inc.              Units (3)    09/97       .4875     48,750      48,750          --          --
Naiad Technologies,Series A
 Inc.              Preferred
                   shares       12/95      50,000     25,000     162,500      25,000     100,000
Naiad Technologies,Series B
 Inc.              Preferred
                   Shares       11/96     110,102    220,204     357,832     220,204     220,204
Naiad Technologies,Series C
 Inc.              Preferred
                   Shares       11/97      49,230    159,998     159,998          --          --
Thermatrix, Inc.   Common
                   shares       06/96      65,970    346,338      80,028     346,338     394,484

Industrial/Business Automation
------------------------------
Nanodyne, Inc.     Series B
                   Preferred
                   shares       07/93     228,571    500,000     342,857     500,000     500,000
Nanodyne, Inc.     Series B
                   Preferred
                   shares       01/94      37,264     81,515      55,896      81,515      81,515
Nanodyne, Inc.     Series B
                   Preferred
                   shares       04/95      42,126     92,150      63,189      92,150      92,150
Nanodyne, Inc.     Series C
                   Preferred
                   shares       10/97      40,585     60,268      60,878          --          --
Nanodyne, Inc.     Common share
                   warrants at
                   $1.20
                   expiring
                   10/02        10/97      22,829        609       6,849          --          --

Information Technology
----------------------
WorldRes, Inc.     Series B
                   Preferred
                   shares       01/97     221,894    750,002     821,008          --          --
WorldRes, Inc.     Series X
                   warrant at a
                   price TBD,
                   expiring               Aggregate
                   10/02        10/97    $ 28,125         28           0          --          --
WorldRes, Inc.     Series C
                   Preferred
                   shares       12/97     139,358    515,625     515,625          --          --
WorldRes, Inc.     Convertible
                   note
                   interest     10/97    $140,625      2,528       2,528          --          --

Medical/Biotechnology
---------------------
Acusphere, Inc.    Series B
                   Preferred
                   shares       05/95     125,000    200,000     375,000     200,000     267,500

Acusphere, Inc.    Series C
                   Preferred
                   shares       05/96     163,551    350,000     490,653     350,000     350,000
Acusphere, Inc.    Series D
                   Preferred
                   shares       11/97      52,083    156,250     156,250          --          --
ADESSO Specialty   Series C
 Services          Preferred
 Organization,     shares
 Inc.                           01/97     177,420  1,100,004   1,490,328          --          --
ADESSO Specialty   Series D
 Services          Preferred
 Organization,     shares
 Inc.                           12/97      19,524    164,002     164,002          --          --
Affymetrix, Inc.   Common
                   shares       07/96      20,000         --          --     225,000     401,760
Biex, Inc.         Series A
                   Preferred
                   shares       07/93     128,205     83,333     320,513      83,333     192,308
Biex, Inc.         Series B
                   Preferred
                   shares       10/94      63,907     63,907     159,768      63,907      95,861
Biex, Inc.         Series B
                   Preferred
                   share warrant
                   at $1.00;
                   expiring
                   10/99        10/94      23,540          8      35,310           8      11,770
Biex, Inc.         Series C
                   Preferred
                   shares       06/95      83,334     83,334     208,335      83,334     125,001
Biex, Inc.         Series C
                   Preferred
                   shares       12/95      83,333     83,333     208,333      83,333     125,000
Biex, Inc.         Series C
                   Preferred
                   shares       04/96      83,333     83,333     208,333      83,333     125,000
Biex, Inc.         Series D
                   Preferred
                   shares       08/96     111,115    166,673     277,788     166,673     166,673
Biex, Inc.         Series D
                   Preferred
                   shares       03/97      44,446     66,669     111,115          --          --
Biex, Inc.         Series E
                   Preferred
                   shares       08/97      13,333     33,334      33,333          --          --
Cardiac            Common
 Pathways          shares
 Corporation                    06/91       7,134     72,267      46,728          --          --
CardioTech         Common
 International,    shares
 Inc.                           06/96     195,600    397,788     528,120     410,197     423,597
CareCentric        Series A
 Solutions, Inc.   Preferred
                   shares       10/95     100,000    150,000      98,838     150,000     170,000
CareCentric        Series B
 Solutions, Inc.   Preferred
                   shares       09/96     188,499    282,749     186,310     282,749     282,749
CareCentric        Series C
 Solutions, Inc.   Preferred
                   shares       12/97      77,627     81,508      81,508          --          --
CareCentric        Common
 Solutions,        share
  Inc.             warrant
                   at $.15;
                   expiring
                   12/02        12/97      38,813     34,932      34,932          --          --
CV Therapeutics,   Common
 Inc.              share
                   warrant
                   at $20.00;
                   expiring
                   09/00        09/95       2,880      1,152           0       1,152           0
CV Therapeutics,   Common
 Inc.              shares       Various    33,724    508,819     306,214     508,819     155,160
Endocare, Inc.     Common
                   shares       08/96       7,500     22,500      26,850      22,500      18,090
Endocare, Inc.     Common
                   share
                   warrant
                   at $3.00;
                   expiring
                   08/01        08/96     112,500          0      48,938           0      45,225
Endocare, Inc.     Convertible
                   note (1)     08/96    $562,500         --          --     594,500     594,500

Endocare, Inc.     Common
                   shares       01/97      52,500    183,750     187,950          --          --
Endocare, Inc.     Common
                   shares       01/97     249,000    622,500     844,314          --          --
EndoVascular       Common
 Technologies,Inc. shares       12/96         462         --          --       4,216       4,331
Gilead Sciences,   Common
 Inc.              shares       07/96      20,000         --          --     347,500     508,500
Lifecell           Common
 Corporation       shares       02/92     242,623    974,824   1,162,164     974,824     749,221
Lifecell           Redeemable
 Corporation       Series A
                   Preferred
                   shares       11/94      12,500         --          --     220,785     220,785
Lifecell           Common
 Corporation       shares       11/95       4,906     13,854      23,500      13,854      15,150
Lifecell           Common
 Corporation       shares       08/96      12,500     38,750      59,875      38,750      38,600
Lifecell           Common
 Corporation       shares       12/96       5,818     15,361      27,868      15,361      17,966
Lifecell           Common
 Corporation       shares       03/97       1,601      4,148       7,669          --          --
Lifecell           Common
 Corporation       shares       03/97      83,612    216,637     400,501          --          --
Matrix             Common
 Pharmaceuticals,  shares (2)
 Inc.                           01/92     319,728    800,001   1,090,272     800,001   1,878,402
Matrix             Common
 Pharmaceuticals,  shares (2)
 Inc.                           01/95       1,905        438       6,496         438      11,192
Matrix             Common
 Pharmaceuticals,  shares
 Inc.                           09/96     133,000         --          --     998,476     781,375
Molecular          Common
 Geriatrics        shares
 Corporation                    09/93      23,585    125,000      47,170     125,000      47,170
Neurex             Common
 Corporation       shares       09/96       3,379     70,959      45,448      70,959      53,304
Oxford Glyco-      Common
 Systems Group PLC shares       08/93     266,934    499,963     373,708     499,963     232,233
Pharmadigm,        Series A
 Inc.              Preferred
                   shares       04/93     161,290    198,000     354,838     198,000     322,580
Pharmadigm,        Series A
 Inc.              Preferred
                   shares       12/94     107,526    135,332     236,557     135,332     215,052
Pharmadigm,        Series B
 Inc.              Preferred
                   share
                   warrant
                   at $2.50;
                   expiring
                   10/00        10/95       5,125          0           0           0           0
Pharmadigm,        Series B
 Inc.              Preferred
                   share
                   warrant
                   at $2.00;
                   expiring
                   02/01        02/96       5,416          0       1,083           0           0
Pharmadigm,        Series B
 Inc.              Preferred
                   shares       05/96      68,889    137,779     151,556     137,779     137,779
Pharmadigm,        Series C
 Inc.              Preferred
                   shares       06/97     126,000    274,428     274,428          --          --
Pharmadigm,        Series C
 Inc.              Preferred
                   share
                   warrant
                   at $2.20;
                   expiring
                   06/00        06/97       8,820      2,772       2,772          --          --
Pharmos            Common       04/95 &
 Corporation       shares       11/95      60,331     45,248     121,266      45,248      85,790
Pherin             Series B
 Pharmaceuticals,  Preferred
 Inc.              shares       08/91     200,000    200,000     400,000     200,000     400,000
PolyMedica         Common
 Industries, Inc.  shares       03/92     411,800         --          --   1,168,705   1,539,308
Spectrascan        Class A
 Health            Preferred
 Services, Inc.    shares       12/94      75,000    225,000     225,000     225,000     225,000
Spectrascan        Class B
 Health            Preferred
 Services, Inc.    shares       12/94      31,404     94,211      94,211      94,211      94,211
Spectrascan        Class C
 Health            Preferred
 Services, Inc.    shares       12/94      42,035    906,991   1,063,906     906,991   1,063,906
Spectrascan        Class A
 Health            Common
 Services, Inc.    shares       12/94      12,611          0      37,833           0      37,833
SyStemix,          Common
 Inc.              shares       08/91      57,585         --          --     386,511     880,878
SyStemix,          Common
 Inc.              shares       09/96         340         --          --       5,333       5,201
SyStemix           Common
 Inc.              shares       10/96       3,335         --          --      53,431      51,015
TheraTx, Inc.      Common
                   shares (2)   06/94      60,000         --          --      90,000     654,180
Thermo Electron    Common
 Corporation       shares       06/96      25,245         --          --     351,482     961,552

Retail/Consumer Products
------------------------
Bridgestone        Series A
 Management        Preferred
 Group, Inc.       shares       05/94      16,259          0           0           0           0
YES!               Common
 Entertainment     shares
 Corporation                    06/95      33,333     99,999      55,199      99,999     167,823

Venture Capital Limited Partnership Investments
-----------------------------------------------
Alta IV, L.P.      Ltd.
                   Partnership
                   interests   various $1,000,000    146,698     209,729     146,698     351,656
Batterson,         Ltd.
 Johnson, and      Partnership
 Wang L.P.         interests   various   $500,000    280,991     264,412     281,873     385,726
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P.              interests   various   $750,000    653,769     794,113     653,769     835,375
Delphi             Ltd.
 Ventures, L.P.    Partnership
                   interests   various $1,000,000    652,842     315,250     652,842     744,938
Medical Science    Ltd.
 Partners, L.P.    Partnership
                   interests   various   $500,000    366,266     572,975     366,266     702,126
OW & W Pacrim      Ltd.
 Investments       Partnership
 Limited           interests   various    $87,650     87,650      87,650     125,000     125,000
Trinity Ventures   Ltd.
 IV, L.P.          Partnership
                   interests   various   $109,382      7,814      69,486       7,656      46,124
                                                  ----------  ----------  ----------  ----------

Total equity investments                         $23,563,459  25,545,207  21,648,281  28,511,247
                                                  ==========  ==========  ==========  ==========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.
    Interest rates on convertible and subordinated notes ranged from 8% to 16%.
(2) Common stockholders have a right to purchase one Preferred share for each share of common stock held, subject to certain conditions.
(3)  Each private placement unit consists of 10,000 premium preferred shares with a
	stated value of $10.00 per share.


Marketable Equity Securities
----------------------------

At December 31, 1997 and 1996, marketable equity securities had aggregate costs of $9,469,098 and $11,534,692, respectively, and aggregate fair values of $9,080,006 and $16,424,731, respectively. The net unrealized loss and gain at December 31, 1997 and 1996, included gross gains of $1,898,488 and $7,523,038, respectively.

Acusphere, Inc.
---------------

In November 1997, the Partnership made an additional investment in the company by purchasing 52,083 Series D Preferred shares for $156,250. The pricing of this round, in which third parties participated, indicated an increase in fair value of $248,153 for the Partnerships' existing investment.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In January 1997, the Partnership invested in the company by purchasing 177,420 Series C Preferred shares for $1,100,004.

In December 1997, the Partnership made an additional investment in the company by purchasing 19,524 Series D Preferred shares for $164,002. The pricing of this round, in which third parties participated, indicated a $390,324 increase in fair value for the Partnership's existing investment.

Affymetrix, Inc.
----------------

In January 1997, the Partnership sold its entire investment in the company for total proceeds of $577,481 and realized a gain of $352,481.

Biex, Inc.
----------

In March 1997, the Partnership made an additional investment in the company by purchasing 44,446 Series D Preferred shares for $66,669.

In August 1997, the Partnership purchased 13,333 Series E Preferred shares for $33,334. The pricing of this round in which third parties participated, indicated a fair value increase of $621,213 for the Partnership's existing investment.

CareCentric Solutions, Inc.
---------------------------

In December 1997, the Partnership made an additional investment in the company by purchasing 77,627 Series C Preferred shares and a warrant for 38,813 common shares for a total cost of $116,440. The pricing of this round, in which third parties participated, indicated a $167,601 decrease in the fair value of the Partnership's existing investment.

Conversion Technologies International, Inc.
-------------------------------------------

In August and September of 1997, the Partnership made an additional investment in the company of $236,250 by purchasing 1.875 and .4875 units of the Series A private placement. Each unit consists of 10,000 premium preferred shares with a stated value of $10 per share.

Endocare, Inc.
--------------

In January 1997, the Partnership made an additional investment in the company by purchasing 52,500 common shares for $183,750. In addition, the Partnership converted its $562,500 note receivable, including accrued interest of $60,000, into 249,000 common shares at a total cost of $622,500. At December 31, 1997, the Partnership recorded an increase in fair value of $238,487 to reflect the publicly-traded market price of its investments, net of a discount for restricted shares.

Geoworks Corporation
--------------------

In January 1997, the Partnership sold 110,000 common shares of the company for total proceeds of $2,737,410 and realized a gain of $2,028,966. Then in February 1997, the Partnership purchased 50,000 common shares of the company for $956,250 on the open market. At December 31, 1997, the Partnership recorded a decrease in the change in fair value of $3,032,563 to reflect the publicly-traded market price of its investments; $2,197,585 of the decrease was due to the sale mentioned above.

Gilead Sciences, Inc.
---------------------

In January 1997, the Partnership sold its entire investment in the company for total proceeds of $622,480 and realized a gain of $274,980.

Lifecell Corporation
--------------------

In March 1997, the Partnership received a stock dividend of 1,601 common shares. A cost basis of $4,148 was allocated to these shares from the Partnership's existing Series A Preferred share investment. In addition, the company redeemed its Series A Preferred shares by converting the Partnership's 12,500 Series A Preferred shares into 83,612 common shares. At December 31, 1997, the Partnership recorded an increase in the change in fair value of $639,855 to reflect the publicly-traded market price of its investments.

Matrix Pharmaceuticals, Inc.
----------------------------

In October 1997, the Partnership sold 133,000 common shares for proceeds of $517,129 and realized a loss of $481,347. At December 31, 1997 the Partnership recorded a $792,826 decrease in the fair value of its remaining investment based on the publicly-traded market price of the shares.

Naiad Technologies, Inc.
------------------------

In November 1997, the Partnership made an additional investment in the company by purchasing 49,230 Series C Preferred shares for $159,998. The pricing of this round, in which third parties participated, indicated an increase in fair value of $200,128 for the Partnership's existing investment.

Nanodyne, Inc.
--------------

In October 1997, the Partnership made an additional investment in the company by purchasing 40,585 Series C Preferred shares and 22,829 common share warrants for $60,877. The pricing of this round, in which third parties participated, indicated a $204,873 decrease in the fair value of the Partnership's existing investment.

NetChannel, Inc.
----------------

In January 1997, the Partnership cash exercised its Series B Preferred share warrant for $324,999 and received 295,454 Series B Preferred shares. In March 1997, the Partnership issued a $325,000 convertible note receivable to the company. The Partnership also received an additional 354,545 Series B Preferred shares as a result of an adjustment to the warrant exercise price.

In May 1997, the company effected a 1-to-2.083 stock split. As a result, the Partnership received an additional 1,023,926 Series B Preferred shares. The Partnership also purchased 415,604 Series B Preferred shares by converting $178,378 of the notes receivable discussed above including accrued interest of $4,488 for a total cost of $182,866. The remaining note principal of $146,622 was reissued as a new note. In September 1997, the Partnership funded bridge notes totaling $243,750. In addition, the Partnership is entitled to receive warrants to purchase 25% of the number of shares issued upon conversion of the bridge note at an exercise price equal to the conversion price. At December 31, 1997, the Partnership recorded an increase in the change in fair value of $426,609 for the above transactions.

Oxford Glyco Systems Group PLC
------------------------------

The Company had an additional round of financing in 1997 in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $141,475 increase in the fair value of the Partnership's investment.





Pharmadigm, Inc.
----------------

In June 1997, the Partnership made an additional investment of $277,200 in the company by purchasing 126,000 Series C Preferred shares and received a warrant to purchase 8,820 Series C Preferred shares. The pricing of this round, in which third parties participated, indicated a fair value increase of $68,623 for the Partnership's existing investment.

PolyMedica Industries, Inc.
---------------------------

During the first quarter of 1997, the Partnership sold 42,700 common shares of the company for total proceeds of $254,004 and realized a gain of $132,820. In addition, the Partnership received 2,625 common shares for the option exercise price of $14,109 as a result of an officer exercising his option for the benefit of the Partnership. (See
Note 2 for additional information.)

Then in the second quarter of 1997, the Partnership sold its remaining investments, including the shares received from the option exercise, for total proceeds of $2,211,689 and realized a gain of $1,150,059.

Splash Technology Holdings, Inc.
--------------------------------

In November 1997, the Partnership purchased 5,000 common shares on the open market for $198,812. At December 31, 1997 the Partnership recorded a $92,562 decrease in fair value based on the publicly-traded market price of the shares.

Synopsys, Inc.
--------------

During the first quarter of 1997, the Partnership purchased 21,000 common shares of the company on the open market for $840,009 as well as sold 14,000 common shares for total proceeds of $629,975 and realized a gain of $111,402. At December 31, 1997, the Partnership recorded a decrease in the change in fair value of $119,276 to reflect the publicly-traded market price of its investments.

SyStemix, Inc.
--------------

In January 1997, the Partnership sold its entire investment in the company for total proceeds of $1,178,532 and realized a gain of $733,257.

TheraTx, Inc.
-------------

During the first quarter of 1997, the Partnership sold its entire investment in the company for total proceeds of $997,467 and realized a gain of $907,467.


Thermo Electron Corporation
---------------------------

During 1997, the Partnership purchased 1,073 common shares for $41,100.

In November 1997, the Partnership sold its entire investment in the company for proceeds of $995,858 and realized a gain of $603,276.

Wire Networks, Inc.
-------------------

In July 1997, the Partnership converted its $206,795 note receivable, including accrued interest of $10,798, into 71,576 Series C Preferred shares at a total cost of $217,593. The pricing of this round in which third parties participated, indicated a fair value increase of $422,984 for the Partnerships existing investment.

WorldRes, Inc.
--------------

In January 1997, the Partnership invested in the company by purchasing 221,894 Series B Preferred shares for $750,002.

In October 1997, the Partnership issued $140,625 in convertible notes receivable to the company and purchased Series X Preferred shares warrants with an aggregate exercise price of $28,125 for $28. In December 1997, the Partnership converted the October 1997 note into 38,007 Series C Preferred shares and purchased 101,351 additional Series C Preferred shares for $375,000.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership made an additional investment of $7,813 and redeemed shares of $37,345 in venture capital limited partnerships during the year ended December 31, 1997. The Partnership recorded a fair value decrease of $839,256 as a result of a net decrease in fair value of the underlying investments and stock distributions from venture capital limited partnership investments.

During 1997, the Partnership received stock distributions of Diatide, Inc., US West Media Group, Cardiac Pathways Corporation, Informix Software, Inc., and Versant Object Technology, Inc. with fair values of $99,046, $58,110, $72,267, $7,963 and $13,250, respectively. The
Partnership also received cash distributions from Alta IV, OW & W Pacrim, Delphi Ventures and Batterson, Johnson and Wang totaling $417,458 during 1997. Distributions totaling $622,207 were recorded as realized gains from venture capital limited partnership investments and distributions totaling $45,887 were recorded as returns of capital.






Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

5.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

	For the Years Ended December 31,
	-------------------------------------

	1997	1996	1995
	----------	----------	----------
(Decrease) increase in
 fair value from cost of
 marketable equity
 securities	$  (389,092)	4,890,039	9,664,198

Increase in fair value from
 cost of non-marketable
 equity securities	2,370,840	1,972,927	846,752
	---------	----------	----------
Net unrealized fair
 value increase from
 cost at end of year	1,981,748	6,862,966	10,510,950

Net unrealized fair
 value increase from
 cost at beginning of
 year	6,862,966	10,510,950	10,112,180
	---------	----------	----------
Change in net unrealized
 fair value of equity
 investments	$(4,881,218)	(3,647,984)	398,770
	=========	==========	==========


6.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1997 and 1996, consisted of:

	1997	1996
	--------	--------

Demand accounts	$   60,609	13,494
Money-market accounts	4,244,319	5,303,757
	---------	---------
  Total	$4,304,928	5,317,251
	=========	=========

7.  Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1997, unfunded investment commitments to venture capital limited partnerships' totaled $15,618.

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

In 1995, the Partnership jointly guaranteed with two affiliated partnerships, a $2,000,000 line of credit between a financial institution and a portfolio company in the computer systems and software industry, of which the Partnership's share was $500,000. In October 1996, the $2,000,000 guarantee was reduced to $1,000,000 as the Partnership, together with an affiliated entity, assumed $1,000,000 of the financial institution's line of credit; the Partnership wrote off its share in 1996, realizing a loss of $506,364. The Partnership remained a joint guarantor of the remaining $1,000,000. In November 1997, the portfolio company failed to repay the line of credit and an affiliated partnership repaid the entire obligation at no cost to the Partnership.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 25, 1998    By:       /s/Michael Brenner
                               --------------------------------
	Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

   /s/Charles R. Kokesh       President, Chief       March 25, 1998
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice             March 25, 1998
--------------------------    President of Technology
Gregory T. George             Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.