Form 10-Q
period 1998-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1998-05-15
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         March 31,        December 31,
                                           1998              1997
                                       ------------       -----------
ASSETS

Equity investments (cost basis
 of $23,161,205 and $23,563,459 for
 1998 and 1997, respectively)          $24,649,385        25,545,207
Notes receivable                            35,962                --
                                        ----------        ----------
     Total investments                  24,685,347        25,545,207

Cash and cash equivalents                3,803,485         4,304,928
Due from related parties                    22,008                --
Other assets                                 5,571             5,433
                                        ----------        ----------
     Total                             $28,516,411        29,855,568
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    55,651            66,748
Due to related parties                          --            80,533
Other liabilities                           17,165            17,009
                                        ----------        ----------
     Total liabilities                      72,816           164,290

Commitments, contingencies and
 subsequent event (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1998 and 1997)                27,071,236        27,670,313
 General Partners                         (115,821)           39,217
 Net unrealized fair value increase
   from cost of equity investments       1,488,180         1,981,748
                                        ----------        ----------
     Total partners' capital            28,443,595        29,691,278
                                        ----------        ----------
     Total liabilities
      and partners' capital            $28,516,411        29,855,568
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                 For the Three Months Ended March 31,
                                 -----------------------------------
                                            1998        1997
                                         ---------   ---------
Income:
 Notes receivable interest            $    10,657      34,071
 Short-term investment interest            43,660      70,015
 Other income                                 123          --
                                        ---------   ---------
  Total income                             54,440     104,086

Costs and expenses:
 Management fees                           74,639      84,726
 Individual General Partners'
  compensation                              7,414       8,322
 Operating expenses:
  Administrative and investor services    160,067     108,261
  Investment operations                   156,855      66,342
  Professional fees                        12,060      17,087
  Computer services                        67,680      29,112
                                        ---------   ---------
    Total operating expenses              396,662     220,802
                                        ---------   ---------
Total costs and expenses                  478,715     313,850
                                        ---------   ---------
Net operating loss                       (424,275)   (209,764)

 Net realized (loss) gain from sales
  of equity investments                  (352,023)  4,542,700
 Realized gains from venture capital
  limited partnership investments          22,183     145,283
                                        ---------   ---------
Net realized (loss) income               (754,115)  4,478,219

Change in net unrealized
 fair value of equity
 investments                             (493,568) (4,068,940)
                                        ---------   ---------
Net (loss) income                     $(1,247,683)    409,279
                                        =========   =========

Net realized (loss) income per Unit   $        (4)         25
                                        =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Three Months Ended March 31,
                                     -----------------------------------
                                              1998            1997
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received       $   43,783          70,012
 Cash paid to vendors                        (46,234)        (58,697)
 Cash paid to related parties               (546,101)       (349,055)
                                           ---------      ----------

  Net cash used by operating
   activities                               (548,552)       (337,740)
                                           ---------      ----------

Cash flows from investing activities:
 Notes receivable issued                     (35,962)             --
 Purchase of equity investments                   --      (4,560,792)
 Proceeds from sales of
  equity investments                          61,884       7,061,467
 Distributions from venture capital
  limited partnerships                        21,187          88,055
                                           ---------      ----------

  Net cash provided by
   investing activities                       47,109       2,588,730
                                           ---------      ----------

Net (decrease) increase in cash
 and cash equivalents                       (501,443)      2,250,990

Cash and cash equivalents at beginning
 of year                                   4,304,928       5,317,251
                                           ---------      ----------

Cash and cash equivalents
 at March 31                              $3,803,485       7,568,241
                                           =========      ==========

See accompanying notes to financial statements.

-----------------------------------------------

                                     For the Three Months Ended March 31,
                                     ------------------------------------
                                              1998             1997
                                           ----------       ----------

Reconciliation of net (loss) income to net cash used by operating activities:

Net (loss) income                         $(1,247,683)       409,279

Adjustments to reconcile net loss (income)
 to net cash used by operating activities:
  Net realized loss (gain) from sales of
   equity investments                         352,023     (4,542,700)
  Realized gains from venture capital
   limited partnership investments            (22,183)      (145,283)
  Change in net unrealized fair value of
   equity investments                         493,568      4,068,940

Changes in:
  Due to/from related parties                (102,541)       (82,094)
  Other changes, net                          (21,736)       (45,882)
                                            ---------      ---------

Net cash used by operating activities      $ (548,552)      (337,740)
                                            =========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1998, and December 31, 1997, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1998 and 1997, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. The following notes to financial statements for activity through March 31, 1998, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 1998 and 1997, were as follows:


                                            1998              1997
                                         ---------          --------
Management fees                          $ 74,639            84,726
Reimbursable operating expenses           361,507           173,913
Individual General Partners'
 compensation                               7,414             8,322


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $39,591 of such expenses due from related parties at March 31, 1998, as compared to $23,172 due to related parties at December 31, 1997.

Amounts due to related parties for management fees were $17,583 and $57,361 at March 31, 1998, and December 31, 1997, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1998, the Partnership had an indirect interest in Conversion Technologies, Inc., Electronic Designs, Inc., and Endocare, Inc. in non-transferable options at an exercise price higher than the current market value.

3.     Equity Investments
       ------------------

A complete listing of the Partnerships equity investments at December 31, 1997, is in the 1997
Annual Report.  Activity from January 1 through March 31, 1998, consisted of:
                                                              January 1 through March 31, 1998
                                                              --------------------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1998                                            $23,563,459    25,545,207
                                                                       ----------    ----------

Significant changes:

Communications
--------------
NetChannel,              Series B
 Inc.                    Preferred       10/96-
                         shares          05/97         2,384,983         (342,948)     (769,557)

Computers and Computer Equipment
--------------------------------
Electronic               Common
 Designs, Inc.           shares         various          645,477                0      (423,577)

Computer Systems and Software
-----------------------------
Geoworks                 Common
 Corporation             shares          06/94            65,110                0      (104,892)
Geoworks                 Common
 Corporation             shares          02/97            50,000                0       (80,550)

Electronic Design Automation
----------------------------
Cadence Design           Common
 Systems, Inc.           shares          07/96            12,000                0       270,960
Synopsys, Inc.           Common
                         shares          02/97            14,000                0       (57,777)

Environmental
-------------
Thermatrix,              Common
 Inc.                    shares         06/96             65,970                0        72,076


Medical/Biotechnology
---------------------
CardioTech               Common
 International,          shares
 Inc.                                    06/96           195,600                0      (158,827)
Endocare, Inc.           Common
                         shares       08/96-01/97        309,000                0      (120,372)
Lifecell                 Common
 Corporation             shares         various          351,060                0        82,500
Neurex                   Common
 Corporation             shares          09/96             3,379          (70,959)      (45,448)
Matrix                   Common
 Pharmaceuticals,        shares
 Inc.                                   various          321,633                0       406,866
Pharmos                  Common
 Corporation             shares         various           60,331                0        66,906
                                                                       ----------    ----------
Total significant changes during the three months
 ended March 31, 1998                                                    (413,907)     (861,692)

Other changes, net                                                         11,653       (34,130)
                                                                       ----------    ----------

Total equity investments at March 31, 1998                            $23,161,205    25,649,385
                                                                       ==========    ==========


Marketable Equity Securities
----------------------------

At March 31, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $9,304,527 and $9,469,098, respectively, and aggregate fair values of $9,038,228 and $9,080,006, respectively. The net unrealized losses at March 31, 1998, and December 31, 1997, included gross gains of $2,172,412 and $1,898,488, respectively.

NetChannel, Inc.
----------------

In May 1998, the company was acquired by America Online, Inc. The Partnership realized a loss of $342,948 based on expected sales proceeds of $938,061 from the sale of this investment.

Neurex Corporation
------------------

In February 1998, the Partnership sold 3,379 common shares for total proceeds of $61,884 and realized a loss of $9,075.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc., Electronic Designs, Inc., and Thermatrix, Inc. investments are restricted.

4.  Notes Receivable
    ----------------

During the three months ended March 31, 1998, the Partnership issued $35,962 in notes receivable with an interest rate of 8%.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at March 31, 1998, and December 31, 1997, consisted of:

                                           1998           1997
                                        ---------      ---------

Demand accounts                        $   59,750         60,609
Money-market accounts                   3,743,735      4,244,319
                                        ---------      ---------
  Total                                $3,803,485      4,304,928
                                        =========      =========

6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1998, the Partnership had unfunded commitments for venture capital limited partnership investments of $15,618.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1998, net cash used by operating activities totaled $548,552. The Partnership paid management fees of $114,417 to the Managing General Partners and reimbursed related parties for operating expenses of $424,270. In addition, $7,414 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $46,234 were paid and $43,783 in interest and other income was received.

During the three months ended March 31, 1998, the Partnership funded $35,962 in notes receivable to a portfolio company in the communications industry. Proceeds from equity investment sales were $61,884 and cash distributions of $21,187 from venture capital limited partnership investments were received. As of March 31, 1998, the Partnership was committed to fund additional investments of $15,618 as discussed in Note 6 to the financial statements.

Cash and cash equivalents at March 31, 1998, were $3,803,485. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $1,247,683 for the three months ended March 31, 1998, as compared to net income of $409,279 for the three months ended March 31, 1997. The change was primarily due to a $4,894,723 decrease in net realized gains from equity investment sales and a $175,860 increase in operating expenses, partially offset by an increase of $3,575,372 in the change in net unrealized fair value of equity investments.

Net realized loss from sales of equity investments was $352,023 for the quarter ended March 31, 1998, as compared to a net realized gain of $4,542,700 for the quarter ended March 31, 1997. The loss in 1998 primarily related to the sale of NetChannel, Inc.

Operating expenses were $396,662 for the quarter ended March 31, 1998, compared to $220,802 for the same period in 1997. The increase is attributable to increased investment monitoring activities, administrative costs and development costs associated with enabling investors to access on-line account information.

The Partnership recorded a decrease in fair value of equity investments of $493,568 during the quarter ended March 31, 1998 due to decreases in portfolio companies in the communications, computer systems and software, and computer and computer equipment industries, partially offset by increases in the medical/biotechnology and electronic design automation industries. During the same period in 1997 the decrease in fair value of equity investments of $4,068,940 was substantially attributable to the sale of Geoworks common stock, as the gain was realized, and a portfolio company in the computer systems and software industry.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

(b) Financial Data Schedule for the three months ended and as of March 31, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 14, 1998 By:           /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller