Form 10-Q
period 1998-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1998-08-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         June 30,         December 31,
                                           1998              1997
                                       ------------       -----------
ASSETS

Equity investments (cost basis
 of $23,422,734 and $23,563,459 for
 1998 and 1997, respectively)          $24,298,932        25,545,207
Cash and cash equivalents                3,533,555         4,304,928
Other assets                                 8,073             5,433
                                        ----------        ----------
     Total assets                      $27,840,560        29,855,568
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    39,375            66,748
Due to related parties                      47,993            80,533
Other liabilities                           16,671            17,009
                                        ----------        ----------
     Total liabilities                     104,039           164,290

Commitments, contingencies and
 subsequent events (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1998 and 1997)                27,004,575        27,670,313
 General Partners                         (144,252)           39,217
 Net unrealized fair value increase
   from cost of equity investments         876,198         1,981,748
                                        ----------        ----------
     Total partners' capital             27,736,521        29,691,278
                                        ----------        ----------
     Total liabilities
      and partners' capital             $27,840,560        29,855,568
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Six
                                              Months Ended                  Months Ended
                                                June 30,                      June 30,
                                        ------------------------     -------------------------
                                            1998        1997             1998          1997
                                            ----        ----             ----          ----
Income:
 Notes receivable interest              $      40       8,721            10,697         42,792
 Short-term investment interest            35,763      97,145            79,423        167,160
 Other income                                 229       3,125               352          3,125
                                          -------   ---------         ---------      ---------
  Total income                             36,032     108,991            90,472        213,077

Costs and expenses:
 Management fees                           71,291      85,509           145,930        170,235
 Individual General Partners'
  compensation                             15,139      13,128            22,553         21,450
 Operating expenses:
  Administrative and investor services    143,875     101,846           303,942        210,107
  Investment operations                    38,727     105,482           195,582        171,824
  Professional fees                        22,832      43,174            34,892         60,261
  Computer services                        30,401      26,076            98,081         55,188
                                          -------   ---------         ---------      ---------

    Total operating expenses              235,835     276,578           632,497        497,380
                                          -------   ---------         ---------      ---------

Total costs and expenses                  322,265     375,215           800,980        689,065
                                          -------   ---------         ---------      ---------

Net operating loss                       (286,233)   (266,224)         (710,508)      (475,988)

 Net realized gain (loss) from sales
  of equity investments                   141,600   1,150,059          (210,423)     5,692,759
 Realized gains from venture capital
  limited partnership investments          49,541     367,066            71,724        512,349
                                          -------   ---------         ---------      ---------

Net realized (loss) income                (95,092)  1,250,901          (849,207)     5,729,120

Change in net unrealized
 fair value of equity investments        (611,982)    (79,043)       (1,105,550)    (4,147,983)
                                          -------   ---------         ---------      ---------

Net (loss) income                       $(707,074)  1,171,858        (1,954,757)     1,581,137
                                          =======   =========         =========      =========

Net realized income (loss) per Unit     $      --           7                (4)            32
                                          =======   =========         =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Six Months Ended June 30,
                                     -----------------------------------
                                              1998            1997
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received       $   78,710         170,282
 Cash paid to vendors                       (115,060)       (153,568)
 Cash paid to related parties               (748,811)       (572,450)
                                           ---------      ----------

  Net cash used by operating
   activities                               (785,161)       (555,736)
                                           ---------      ----------

Cash flows from investing activities:
 Notes receivable issued                     (35,962)             --
 Purchase of equity investments             (953,565)     (4,837,992)
 Proceeds from sales of
  equity investments                         531,416       9,273,156
 Repayments of convertible and
  other notes receivable                     450,712              --
 Distributions from venture capital
  limited partnerships                        21,187         369,296
                                           ---------      ----------

  Net cash provided by
   investing activities                       13,788       4,804,460
                                           ---------      ----------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                        --      (4,279,267)
                                           ---------       ---------

  Net cash used by financing activities           --      (4,279,267)
                                           ---------       ---------
Net decrease in cash
 and cash equivalents                       (771,373)        (30,543)

Cash and cash equivalents at beginning
 of year                                   4,304,928       5,317,251
                                           ---------      ----------

Cash and cash equivalents
 at June 30                               $3,533,555       5,286,708
                                           =========      ==========

See accompanying notes to financial statements.

-----------------------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              1998             1997
                                           ----------       ----------

Reconciliation of net (loss) income to net cash used by operating activities:

Net (loss) income                         $(1,954,757)     1,581,137

Adjustments to reconcile net loss (income)
 to net cash used by operating activities:
  Net realized loss (gain) from sales of
   equity investments                         210,423     (5,692,759)
  Realized gains from venture capital
   limited partnership investments            (71,724)      (512,349)
  Change in net unrealized fair value of
   equity investments                       1,105,550      4,147,983

Changes in:
  Due to related parties                      (32,540)       (44,848)
  Other changes, net                          (42,113)       (34,900)
                                            ---------      ---------

Net cash used by operating activities     $  (785,161)      (555,736)
                                            =========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 1998 and 1997, were as follows:


                                            1998              1997
                                         ---------          --------
Management fees                          $145,930           170,235
Reimbursable operating expenses           547,788           335,917
Individual General Partners'
 compensation                              22,553            21,450


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $25,345 and $23,172 of such expenses due to related parties at June 30, 1998, and December 31, 1997, respectively.

Amounts due to related parties for management fees were $22,648 and $57,361 at June 30, 1998, and December 31, 1997, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1998, the Partnership had an indirect interest in Conversion Technologies, Inc., Electronic Designs, Inc., Endocare, Inc. and PolyMedica Industries, Inc. non-transferable options at an exercise price higher than the current market value.

3.     Equity Investments
       ------------------

A complete listing of the Partnerships equity investments at December 31, 1997 is in the 1997
Annual Report.  Activity from January 1 through June 30, 1998 consisted of:
                                                                               January 1
                                                                         through June 30, 1998
                                                                        ----------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1998                                            $23,563,459    25,545,207
                                                                       ----------    ----------

Significant changes:

Communications
--------------
NetChannel,              Series B
 Inc.                    Preferred       10/96-
                         shares          05/97         2,384,983         (832,864)   (1,259,473)
NetChannel,              Convertible
 Inc.                    notes         various          $390,372         (401,529)     (401,529)
NetChannel,              Escrowed sales
 Inc.                    proceeds        06/98          $161,983          161,983       161,983
Women.com                Series D
 Networks                Preferred
                         shares          06/98           121,581          400,001       400,001

Computers and Computer Equipment
--------------------------------
Electronic               Common
 Designs, Inc.           shares        various           645,477                0    (1,009,978)

Computer Systems and Software
-----------------------------
Geoworks                 Common          06/94-
 Corporation             shares          02/97           115,110                0      (640,817)

Electronic Design Automation
----------------------------
Cadence Design           Common
 Systems, Inc.           shares          07/96            24,000                0       224,160
Synopsys, Inc.           Common
                         shares          02/97            14,000                0       118,272

Environmental
-------------
Conversion Technologies  Series A
 International, Inc.     Preferred       08/97-
                         shares          09/97           236,250                0       (81,211)
Thermatrix,              Common
 Inc.                    shares          06/96            65,970                0       168,352

Medical/Biotechnology
---------------------
CareCentric Solutions,   Convertible     04/98-
 Inc.                    notes (1)       06/98           $96,250           97,316        97,316
CardioTech               Common
 International,          shares
 Inc.                                    06/96           195,600                0      (153,937)
Endocare,                Common          08/96-
 Inc.                    shares          01/97           309,000                0      (130,260)
Endocare,                Common
 Inc.                    shares          04/98            71,248          250,002       214,171
Lifecell                 Common
 Corporation             shares        various           351,060                0       565,207
Neurex                   Common
 Corporation             shares          09/96             3,379          (70,959)      (45,448)
Matrix                   Common
 Pharmaceuticals,        shares
 Inc.                                  various           321,633                0       318,417
Pharmadigm,              Series A
 Inc.                    Preferred       04/93-
                         shares          12/94           268,546                0        59,140
Pharmadigm,              Series D
 Inc.                    Preferred
                         shares          06/98            82,438          199,500       199,500


Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                  Limited
                         Partnership
                         Interests     various        $3,962,658          (40,230)     (163,426)
                                                                       ----------    ----------

Total significant changes during the six months
 ended June 30, 1998                                                     (236,780)   (1,359,560)

Other changes, net                                                         96,055       113,285
                                                                       ----------    ----------

Total equity investments at June 30, 1998                             $23,422,734    24,298,932
                                                                       ==========    ==========


(1)  Convertible notes include accrued interest.  The interest rate on notes issued in 1998 was
10%




Marketable Equity Securities
----------------------------

At June 30, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $8,398,464 and $9,469,098, respectively, and aggregate fair values of $8,537,657 and $9,080,006, respectively. The net unrealized gain and loss at June 30, 1998, and December 31, 1997, respectively, included gross gains of $2,399,710 and $1,898,488, respectively.

CareCentric Solutions, Inc.
---------------------------

In the second quarter of 1998, the Partnership issued $96,250 in convertible notes receivable to the company.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 71,248 common shares for $250,002 in a private placement. At June 30, 1998, the Partnership recorded a $214,523 decrease in the fair value of its investment based on the publicly-traded market price of the company's common shares.

NetChannel, Inc.
----------------

In June 1998, America Online, Inc., completed its acquisition of the company. Based on the expected sales proceeds, the Partnership recorded a realized loss of $342,948 at March 31, 1998. This loss was later adjusted to $201,349 on the completion of the sale transaction. In June 1998, proceeds of $469,533 and $450,712 were received from the sale of the Partnership's preferred shares and repayment of convertible and other notes receivable. An amount of $161,983 in future sale proceeds will remain in escrow through December 1999 pending final resolution of the sale.

Neurex Corporation
------------------

In February 1998, the Partnership sold 3,379 common shares for total proceeds of $61,884 and realized a loss of $9,075.

Pharmadigm, Inc.
----------------

In June 1998, the Partnership made an additional investment in the company by purchasing 82,438 Series D Preferred shares for $199,500. The pricing of this round, in which third parties participated, indicated a $76,419 increase in the fair value of the Partnership's existing investment.

Women.com Networks (formerly Wire Networks, Inc.)
-----------------------------------------------

In February 1998, the company changed its name from Wire Networks, Inc. to Women.com Networks. In June 1998, the Partnership made an additional investment in the company by purchasing 121,581 Series D Preferred shares for $400,001. The pricing of this round, in which third parties participated, indicated a $106,378 increase in the fair value of the Partnership's existing investment.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $7,812 in venture capital limited partnerships during the six months ended June 30, 1998. The Partnership received cash distributions of $21,187 from Batterson, Johnson and Wang, L.P., Delphi Ventures, L.P., and Trinity Ventures IV, L.P. The Partnership also received stock distributions of PRI Automation, Inc., Hybridon, Inc., Neurex Corporation, NewsEDGE Corporation and OraVax, Inc. with fair values of $1,355, $42,161, $5,522, $46,882 and $2,659, respectively. Distributions totaling $71,724 were recorded as realized gains and distributions totaling $48,042 were recorded as returns of capital.

The Partnership recorded a $163,426 decrease in fair value as a result of a net decrease in the fair value of the underlying investments of the partnerships, caused, in part, by distributions received from such partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc., Electronic Designs, Inc., and Thermatrix, Inc. investments are restricted.

Subsequent to quarter end, the fair value of the Partnership's investments in Electronic Designs, Inc., Lifecell Corporation and Matrix
Pharmaceuticals declined by $448,307, $578,652 and $369,678, respectively, as a result of a decrease in the publicly traded market price at August 11, 1998.

4.  Notes Receivable
    ----------------

During the six months ended June 30, 1998, the Partnership issued $35,962 in notes receivable with an interest rate of 8%. The notes were repaid in full prior to June 30, 1998.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at June 30, 1998, and December 31, 1997, consisted of:

                                           1998           1997
                                        ---------      ---------

Demand accounts                        $   57,001         60,609
Money-market accounts                   3,476,554      4,244,319
                                        ---------      ---------
  Total                                $3,533,555      4,304,928
                                        =========      =========

6.  Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1998, the Partnership had unfunded commitments for venture capital limited partnership investments of $7,805.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1998, net cash used by operating activities totaled $785,161. The Partnership paid management fees of $180,643 to the Managing General Partners and reimbursed related parties for operating expenses of $545,615. In addition, $22,553 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $115,060 were paid and $78,710 in interest and other income was received.

During the six months ended June 30, 1998, the Partnership funded equity investments of $953,565 primarily to portfolio companies in the communications and medical/biotechnology industries and issued $35,962 in notes receivable to a portfolio company in the communications industry. Proceeds from equity investment sales were $531,416 and repayments of convertible and other notes receivable provided $450,712. Cash distributions of $21,187 were received from venture capital limited partnership investments.

Cash and cash equivalents at June 30, 1998, were $3,533,555. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $707,074 for the three months ended June 30, 1998, as compared to net income of $1,171,858 for the three months ended June 30, 1997. The change was primarily due to a $1,008,459 decrease in net realized gains from equity investment sales, a decrease of $532,939 in the change in net unrealized fair value of equity investments, and a $317,525 decrease in realized gains from venture capital limited partnership investments.

Net realized gain from sales of equity investments was $141,600 for the quarter ended June 30, 1998, as compared to a net realized gain of $1,150,059 for the quarter ended June 30, 1997. The gain in 1997 primarily related to sales of PolyMedica Industries, Inc.

The Partnership recorded a decrease in fair value of equity investments of $611,982 during the quarter ended June 30, 1998 primarily due to decreases in portfolio companies in the computer systems and software and computer and computer equipment industries, partially offset by increases in the medical industry. During the same period in 1997 the decrease in fair value of equity investments of $79,043 was substantially attributable to the sale of Geoworks common stock, as the gain was realized, and a decrease in a portfolio company in the computer systems and software industry.

Realized gains from venture capital limited partnership investments totaled $49,541 and $367,066 for the quarters ended June 30, 1998 and 1997, respectively.

Operating expenses were $235,835 for the quarter ended June 30, 1998, compared to $276,578 for the same period in 1997.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net loss was $1,954,757 for the six months ended June 30, 1998, as compared to net income of $1,581,137 for the six months ended June 30, 1997. The decrease was primarily due to a $5,903,182 decrease in net realized gain from sales of equity investments, a $440,625 decrease in realized gains from venture capital limited partnership investments, a $135,117 increase in operating expenses, and a $122,605 decrease in total income. These decreases were partially offset by a $3,042,433 increase in the change in net unrealized fair value of equity investments.

Net realized loss from sales of equity investments was $210,423 for the six months ended June 30, 1998 as compared to a net realized gain of $5,692,759 for the six months ended June 30, 1997. The loss in 1998 primarily related to the sale of NetChannel, Inc. The gain in 1997 primarily related to sales of Geoworks Corporation, PolyMedica Industries, Inc., TheraTx, Inc., and Systemix, Inc.

Realized gains from venture capital limited partnership investments were $71,724 and $512,349 for the six months ended June 30, 1998 and 1997, respectively.

Operating expenses for the six months ended June 30, 1998 and 1997 were $632,497 and $497,380, respectively. The increase is attributable to increased investment monitoring activities, administrative costs and development costs associated with enabling investors to access on-line account information.

Total income for the six months ended June 30, 1998 decreased to $90,472 from $213,077 for the six months ended June 30, 1997. The decrease is primarily due to a decrease in interest earned on short-term investments due to lower cash balances.

During the six months ended June 30, 1998, the decrease in fair value of equity investments of $1,105,550 was primarily due to decreases in portfolio companies in the computer and computer equipment and computer systems and software industries, partially offset by increases in the medical industry. During the comparable period of 1997, the decrease of $4,147,983 was substantially attributable to the sales of Geoworks common stock, as the gain was realized.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

b) Financial Data Schedule for the six months ended and as of June 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 12, 1998  By:       /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller