Form 10-Q
period 1998-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1998-11-13
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,      December 31,
                                           1998              1997
                                       ------------       -----------
ASSETS

Equity investments (cost basis
 of $23,420,070 and $23,563,459 for
 1998 and 1997, respectively)          $21,024,150        25,545,207
Cash and cash equivalents                3,085,319         4,304,928
Other assets                                 6,652             5,433
                                        ----------        ----------
     Total assets                      $24,116,121        29,855,568
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    50,388            66,748
Due to related parties                      42,734            80,533
Other liabilities                           15,142            17,009
                                        ----------        ----------
     Total liabilities                     108,264           164,290

Commitments, contingencies and
 subsequent event (Notes 2, 3 and 5)

Partners' capital:
 Limited Partners
  (Units outstanding of 160,000
  in both 1998 and 1997)                26,644,411        27,670,313
 General Partners                         (240,634)           39,217
 Net unrealized fair value
   (decrease) increase from cost
   of equity investments                (2,395,920)        1,981,748
                                        ----------        ----------
     Total partners' capital             24,007,857        29,691,278
                                        ----------        ----------
     Total liabilities
      and partners' capital             $24,116,121        29,855,568
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Nine
                                              Months Ended                  Months Ended
                                              September 30,                 September 30,
                                         ----------------------        ----------------------
                                           1998          1997            1998          1997
                                          ------        ------          ------        ------
Income:
 Notes receivable interest            $    2,473         4,837           13,170       47,629
 Short-term investment interest           33,675        61,076          113,098      228,237
 Other income                                123            --              475        3,125
                                       ---------     ---------        ---------    ---------
  Total income                            36,271        65,913          126,743      278,991

Costs and expenses:
 Management fees                          70,155        77,891          216,085      248,126
 Individual General Partners'
  compensation                            19,675        10,500           42,228       31,950
 Operating expenses:
  Administrative and investor services   274,777       174,676          578,719      424,924
  Investment operations                   88,932       114,217          284,514      245,900
  Professional fees                       16,664        13,889           51,556       74,150
  Computer services                       54,849        46,224          152,930      101,412
                                       ---------     ---------        ---------    ---------

    Total operating expenses             435,222       349,006        1,067,719      846,386
                                       ---------     ---------        ---------    ---------

Total costs and expenses                 525,052       437,397        1,326,032    1,126,462
                                       ---------     ---------        ---------    ---------

Net operating loss                      (488,781)     (371,484)      (1,199,289)    (847,471)

 Net realized gain (loss) from sales
  of equity investments                    5,537       (17,668)        (204,886)   5,675,091
 Realized gains from venture capital
  limited partnership investments         26,698            --           98,422      512,349
                                       ---------     ---------        ---------    ---------

Net realized (loss) income              (456,546)     (389,152)      (1,305,753)   5,339,969

Change in net unrealized
 fair value of equity investments     (3,272,118)    3,644,579       (4,377,668)    (503,404)
                                       ---------     ---------        ---------    ---------

Net (loss) income                    $(3,728,664)    3,255,427       (5,683,421)   4,836,565
                                       =========     =========        =========    =========

Net realized (loss) income per Unit  $        (2)           (2)              (6)          30
                                       =========     =========        =========    =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                              For the Nine Months
                                              Ended September 30,
                                           -------------------------
                                              1998            1997
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received       $  112,507         231,363
 Cash paid to vendors                       (141,956)       (235,415)
 Cash paid to related parties             (1,241,321)       (921,816)
                                           ---------      ----------

  Net cash used by operating
   activities                             (1,270,770)       (925,868)
                                           ---------      ----------

Cash flows from investing activities:
 Notes receivable issued                     (35,962)             --
 Purchase of equity investments             (953,565)     (5,404,924)
 Proceeds from sales of
  equity investments                         542,476       9,348,066
 Repayments of convertible and
  other notes receivable                     450,712              --
 Distributions from venture capital
  limited partnerships                        47,500         406,641
                                           ---------      ----------

  Net cash provided by
   investing activities                       51,161       4,349,783
                                           ---------      ----------

Cash flows from financing activities:
 Distributions to Limited and General
  Partners                                        --      (4,279,267)
                                           ---------       ---------

  Net cash used by financing activities           --      (4,279,267)
                                           ---------       ---------
Net decrease in cash
 and cash equivalents                     (1,219,609)       (855,352)

Cash and cash equivalents at beginning
 of year                                   4,304,928       5,317,251
                                           ---------      ----------

Cash and cash equivalents
 at September 30                          $3,085,319       4,461,899
                                           =========      ==========

See accompanying notes to financial statements.

-----------------------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                             ------------------------
                                               1998           1997
                                              ------         ------

Reconciliation of net (loss) income to net cash used by operating activities:

Net (loss) income                         $(5,683,421)     4,836,565

Adjustments to reconcile net (loss) income
 to net cash used by operating activities:
  Net realized loss (gain) from sales of
   equity investments                         204,886     (5,675,091)
  Realized gains from venture capital
   limited partnership investments            (98,422)      (512,349)
  Change in net unrealized fair value of
   equity investments                       4,377,668        503,404

Changes in:
  Due to related parties                      (37,799)       (41,810)
  Other changes, net                          (33,682)       (36,587)
                                            ---------      ---------

Net cash used by operating activities     $(1,270,770)      (925,868)
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

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 1998 and 1997, were as follows:


                                            1998              1997
                                         ---------          --------
Management fees                          $216,085           248,126
Individual General Partners'
 compensation                              42,228            31,950
Reimbursable operating expenses           945,209           599,930


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $18,980 and $23,172 of such expenses due to related parties at September 30, 1998, and December 31, 1997, respectively.

Amounts due to related parties for management fees were $23,754 and $57,361 at September 30, 1998, and December 31, 1997, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In the third quarter of 1998, the Managing General Partners reevaluated allocations to the Partnership and determined that they had not fully recovered allocable operating expenses, primarily salary and benefits, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses in the third quarter of 1998 of $171,979 consisting of $21,264 for the nine months ended September 30, 1997 and $150,715 for prior years. Had the additional expenses been recorded in prior years, total operating expenses for the three months ended September 30, 1998 and 1997 would have been $263,243 and $370,270, respectively, and total operating expenses for the nine months ended September 30, 1998 and 1997 would have been $895,740 and $867,650, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1998, the Partnership had an indirect interest in Conversion Technologies, Inc., Electronic Designs, Inc., Endocare, Inc. and PolyMedica Industries, Inc. non-transferable options at an exercise price higher than the current market value.

3.     Equity Investments
       ------------------

A complete listing of the Partnerships equity investments at December 31, 1997 is in the 1997
Annual Report.  Activity from January 1 through September 30, 1998 consisted of:
                                                                          January 1 through
                                                                          September 30, 1998
                                                                       ------------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1998                                            $23,563,459    25,545,207
                                                                       ----------    ----------

Significant changes:

Communications
--------------
NetChannel,              Series B
 Inc.                    Preferred       10/96-
                         shares          05/97         2,384,983         (832,864)   (1,259,473)
NetChannel,              Convertible
 Inc.                    notes         various          $390,372         (401,529)     (401,529)
NetChannel,              Escrowed sales
 Inc.                    proceeds        06/98          $161,983          161,983       161,983
Women.com                Series D
 Networks                Preferred
                         shares          06/98           121,581          400,001       400,001

Computers and Computer Equipment
--------------------------------
Electronic               Common
 Designs, Inc.           shares        various           645,477                0    (1,413,621)

Computer Systems and Software
-----------------------------
Geoworks                 Common          06/94-
 Corporation             shares          02/97           115,110                0      (890,491)

Electronic Design Automation
----------------------------
Cadence Design           Common
 Systems, Inc.           shares          07/96            24,000                0        37,872
Synopsys, Inc.           Common
                         shares          02/97            14,000                0       (52,528)

Environmental
-------------
Conversion Technologies  Series A
 International, Inc.     Preferred       08/97-
                         shares          09/97           236,250                0      (226,498)
Thermatrix,              Common
 Inc.                    shares          06/96            65,970                0        70,914

Medical/Biotechnology
---------------------
CareCentric Solutions,   Convertible     04/98-
 Inc.                    notes (1)       06/98           $96,250           99,791        99,791
CardioTech               Common
 International,          shares
 Inc.                                    06/96           195,600                0      (268,950)
CV Therapeutics,         Common
 Inc.                    shares         various           33,724                0       (95,844)
Endocare,                Common          08/96-
 Inc.                    shares          01/97           309,000                0      (271,164)
Endocare,                Common
 Inc.                    shares          04/98            71,248          250,002       181,682
Lifecell                 Common
 Corporation             shares        various           351,060                0      (294,890)
Neurex                   Common
 Corporation             shares          09/96             3,379          (70,959)      (45,448)
Matrix                   Common
 Pharmaceuticals,        shares
 Inc.                                  various           321,633                0      (200,055)
Oxford GlycoSciences,    Common
 Plc.                    shares          08/93           106,772                0      (137,742)
Pharmadigm,              Series A
 Inc.                    Preferred       04/93-
                         shares          12/94           268,546                0        59,140

Pharmadigm,              Series D
 Inc.                    Preferred
                         shares          06/98            82,438          199,500       199,500

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                  Limited
                         Partnership
                         Interests     various        $3,962,658          (40,230)     (190,124)
                                                                       ----------    ----------

Total significant changes during the nine months
 ended September 30, 1998                                                (234,305)   (4,537,474)

Other changes, net                                                         90,916        16,417
                                                                       ----------    ----------

Total equity investments at September 30, 1998                        $23,420,070    21,024,150
                                                                       ==========    ==========


(1)  Convertible notes include accrued interest.  The interest rate on notes issued in 1998 was
10%




Marketable Equity Securities
----------------------------

At September 30, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $8,196,481 and $9,469,098, respectively, and aggregate fair values of $5,689,983 and $9,080,006, respectively. The net unrealized losss at September 30, 1998, and December 31, 1997, included gross gains of $621,863 and $1,898,488, respectively.

CareCentric Solutions, Inc.
---------------------------

In the second quarter of 1998, the Partnership issued $96,250 in convertible notes receivable to the company.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 71,248 common shares for $250,002 in a private placement. At September 30, 1998, the Partnership recorded a $388,422 decrease in the fair value of its total investment in the company based on the publicly-traded market price of the company's common shares.

NetChannel, Inc.
----------------

In June 1998, America Online, Inc., completed its acquisition of the company. The Partnership recorded a realized loss of $201,349 on the completion of the sale transaction. Proceeds of $469,533 and $450,712 were received from the sale of the Partnership's preferred shares and repayment of convertible and other notes receivable. An amount of $161,983 in future sale proceeds will remain in escrow through December 1999 pending final resolution of the sale.

Neurex Corporation
------------------

In February 1998, the Partnership sold 3,379 common shares for total proceeds of $61,884 and realized a loss of $9,075.

Oxford GlycoSciences, Plc
-------------------------

The company completed its initial public offering on the London Stock Exchange in April, 1998 at 280 pence per common share. The Partnership's preferred shares were converted to 106,772 common shares.

Pharmadigm, Inc.
----------------

In June 1998, the Partnership made an additional investment in the company by purchasing 82,438 Series D Preferred shares for $199,500. The pricing of this round, in which third parties participated, indicated a $76,419 increase in the fair value of the Partnership's total investment.

Women.com Networks (formerly Wire Networks, Inc.)
-----------------------------------------------

In February 1998, the company changed its name from Wire Networks, Inc. to Women.com Networks. In June 1998, the Partnership made an additional investment in the company by purchasing 121,581 Series D Preferred shares for $400,001. The pricing of this round, in which third parties participated, indicated a $106,378 increase in the fair value of the Partnership's total investment.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $7,812 in venture capital limited partnerships during the nine months ended September 30, 1998. The Partnership received cash distributions of $47,500 from Batterson, Johnson and Wang, L.P., Delphi Ventures, L.P., and Trinity Ventures IV, L.P. The Partnership also received stock distributions of PRI Automation, Inc., Hybridon, Inc., Neurex Corporation, NewsEDGE Corporation and OraVax, Inc. with fair values of $1,740, $42,161, $5,522, $46,882 and $2,659, respectively. Distributions totaling $98,422 were recorded as realized gains and distributions totaling $48,042 were recorded as returns of capital.

The Partnership recorded a $190,124 decrease in fair value as a result of a net decrease in the fair value of the underlying investments of the partnerships, caused, in part, by distributions received from such partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc., Electronic Designs, Inc., and Thermatrix, Inc. investments are restricted.

Effective October 26, 1998, Electronic Designs, Inc. merged with Bowmar Instruments Corporation to become White Electronic Designs Corporation. The Partnership will receive 822,983 shares in the new company.

4.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at September 30, 1998, and December 31, 1997, consisted of:

                                           1998           1997
                                        ---------      ---------

Demand accounts                        $   52,300         60,609
Money-market accounts                   3,033,019      4,244,319
                                        ---------      ---------
  Total                                $3,085,319      4,304,928
                                        =========      =========

5.  Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1998, the Partnership had unfunded commitments as follows:


Type
----
Equity investments                                        $337,750
Venture capital limited partnership investments              7,805
                                                           -------
                                                          $345,555
                                                           =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, net cash used by operating activities totaled $1,270,770. The Partnership paid management fees of $249,692 to the Managing General Partners and reimbursed related parties for operating expenses of $949,401. In addition, $42,228 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $141,956 were paid and $112,507 in interest and other income was received.

During the nine months ended September 30, 1998, the Partnership funded equity investments of $953,565 primarily to portfolio companies in the communications and medical/biotechnology industries and issued $35,962 in notes receivable to a portfolio company in the communications industry. Proceeds from equity investment sales were $542,476 and repayments of convertible and other notes receivable provided $450,712. Cash distributions of $47,500 were received from venture capital limited partnership investments. As of September 30, 1998, the Partnership was committed to fund additional investments totaling $345,555 as discussed in
Note 5 of the financial statements.

Cash and cash equivalents at September 30, 1998, were $3,085,319. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $3,728,664 for the three months ended September 30, 1998, as compared to net income of $3,255,427 for the three months ended September 30, 1997. The change was primarily due to a $6,916,697 decrease in the net unrealized fair value of equity investments and an $86,216 increase in operating expenses.

The Partnership recorded a decrease in fair value of equity investments of $3,272,118 during the quarter ended September 30, 1998 due to decreases in the Partnership's public portfolio companies in all industry segments. During the same period in 1997, the increase in fair value of equity investments of $3,644,579 was substantially attributable to increases in portfolio companies in the computer systems and software, computer and computer equipment, medical/biotechnology and communications industries.

Operating expenses were $435,222 for the quarter ended September 30, 1998, compared to $349,006 for the same period in 1997. As disclosed in Note 2 to the financial statements, operating expenses for the three months ended September 30, 1998 include additional expenses of $171,979 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the quarters ended September 30, 1998 and 1997 would have been $263,243 and $370,270, respectively. The decrease is attributable to decreased administrative and investor services and investment operations expenses due to a decreased level of investment activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
------------------------------------------------------------------------
year
----

Net loss was $5,683,421 for the nine months ended September 30, 1998, as compared to net income of $4,836,565 for the nine months ended September 30, 1997. The decrease was primarily due to a $5,879,977 decrease in net realized gain from sales of equity investments, a $3,874,264 decrease in the change in net unrealized fair value of equity investments, a $413,927 decrease in realized gains from venture capital limited partnership investments, a $221,333 increase in operating expenses, and a $152,248 decrease in total income.

Net realized loss from sales of equity investments was $204,886 for the nine months ended September 30, 1998 as compared to a net realized gain of $5,675,091 for the nine months ended September 30, 1997. The loss in 1998 primarily related to the sale of NetChannel, Inc. The gain in 1997 primarily related to sales of Geoworks Corporation, PolyMedica Industries, Inc., TheraTx, Inc., and Systemix, Inc.

During the nine months ended September 30, 1998, the decrease in fair value of equity investments of $4,377,668 was due to decreases in the Partnership's public portfolio companies in all industry segments. During the comparable period of 1997, the decrease of $503,404 was substantially attributable to the sales of Geoworks common stock, as the gain was realized.

Realized gains from venture capital limited partnership investments were $98,422 and $512,349 for the nine months ended September 30, 1998 and 1997, respectively.

Operating expenses for the nine months ended September 30, 1998 and 1997 were $1,067,719 and $846,386, respectively. As disclosed in Note 2 to the financial statements, operating expenses for the nine months ended September 30, 1998 include additional expenses of $171,979 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the nine months ended September 30, 1998 and 1997 would have been $895,740 and $867,650 respectively.

Total income for the nine months ended September 30, 1998 decreased to $126,743 from $278,991 for the nine months ended September 30, 1997. The decrease is primarily due to a decrease in interest earned on short-term investments due to lower cash balances.

The Year 2000
-------------

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions.

The Managing General Partners have completed a preliminary assessment of the internal financial, information and operating systems which it provides to the Partnership. Implementation and testing of necessary system modifications is in progress and will be completed well before December 31, 1999. The Managing General Partners are also monitoring the progress of software vendors and third-party processors on which they rely, as well as the progress of portfolio companies in which the Partnership has made significant investments.

The Managing General Partners do not expect the cost of the internal system modifications to be material to the Partnership's financial statements.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

b) Financial Data Schedule for the nine months ended and as of September 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 12, 1998  By:       /s/Michael R. Brenner
                             ------------------------------------
                                       Michael R. Brenner
                                       Controller