Form 10-K
period 1998-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1999-03-31
CIK 808066

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K. [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated February 26, 1988, forming a part of Registration Statement No. 33-10896, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions (pages 23 to 25) of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1998.

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1998, there were 5,640 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                For the Years Ended and As of December 31,
                                        ---------------------------------------------------------
                                        1998        1997          1996         1995          1994
                                       ------      ------        ------       ------        ------

Total income                    $    165,624      341,607       522,715      470,792       480,176
Net operating loss                (1,450,097)  (1,202,447)     (856,975)  (1,357,976)     (838,981)
Net realized gain from
  venture capital limited
  partnership investments            108,591      622,207       814,400    1,358,424            --
Net realized (loss) gain from
  sales of equity investments     (1,535,862)   5,770,758     3,414,575    8,337,512     3,895,971
Realized losses from
  investment write-downs            (836,249)     (53,600)   (3,041,310)    (399,427)     (832,114)
Recovery from investments
  previously written off                  --           --         8,775       62,231       100,000
Net realized (loss) income        (3,713,617)   5,136,918       339,465    8,000,764     2,324,876
Change in net unrealized
 fair value:
  Equity investments              (1,639,131)  (4,881,218)   (3,647,984)     398,770    (4,240,635)
  Secured notes receivable                --           --       309,000     (309,000)      136,000
Net (loss) income                 (5,352,748)     255,700    (2,999,519)   8,090,534    (1,779,759)
Net realized (loss) income
  per Unit                               (21)          29             2           50            14
Total assets                      24,420,151   29,855,568    33,890,281   41,388,167    34,205,502
Distributions declared                    --    4,279,267       159,809    3,565,256     1,673,084
Distributions declared
 per Unit (1)                             --           25            --           22            10

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1998, net cash used by operating activities totaled $1,575,282. The Partnership paid management fees of $313,641 to the Managing General Partners and reimbursed related parties for operating expenses of $1,043,957. In addition, $46,081 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $316,522 were paid, and interest and other income of $144,919 was received.

In 1998 the Partnership funded equity investments of $1,134,639 and issued $234,806 in notes receivable primarily to portfolio companies in the medical/biotechnology and communications industries. Proceeds from sales of equity investments totaled $1,292,093 and repayments of convertible and other notes receivable provided $450,712. The Partnership received $57,669 in cash distributions from venture capital limited partnership investments. At December 31, 1998, the Partnership was committed to fund $146,711 in additional investments as disclosed in Note 8 to the financial statements.

Cash and cash equivalents at December 31, 1998, were $3,160,675. Cash reserves, interest income on short-term investments and future proceeds from equity investments sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

1998 compared to 1997
---------------------

Net loss was $5,352,748 in 1998 compared to net income of $255,700 in 1997. The change was primarily due to a $7,306,620 decrease in net realized gain from sales of equity investments, a $782,649 increase in realized losses from investment write-downs, and a $513,616 decrease in net realized gain from venture capital limited partnership investments. These changes were partially offset by a $3,242,087 increase in the change in net unrealized fair value of equity investments.

During 1998, net realized loss from sales of equity investments of $1,535,862 was substantially attributable to sales of the Partnership's investments in Geoworks Corporation, Nanodyne Incorporated, and NetChannel, Inc. During 1997, net realized gain of $5,770,758 primarily resulted from the sales of shares in Geoworks Corporation, PolyMedica Industries, Inc., TheraTx, Inc., SyStemix, Inc., and Thermo Electron Corporation.


During 1998, the Partnership recorded realized losses from investment write-downs of $836,249 primarily due to a portfolio company in the environmental industry. During 1997, write-downs of $53,600 were attributable to a portfolio company in the computer systems and software industry.

During 1998 and 1997, the Partnership recorded net realized gains from venture capital limited partnership investments of $108,591 and $622,207, respectively. These gains represented distributions from profits of certain venture capital limited partnerships.

During 1998, the decrease in fair value of equity investments of $1,639,131 was substantially attributable to portfolio companies in the medical/biotechnology and computers and computer equipment industries. These decreases were partially offset by increases in portfolio companies in the environmental industry. In 1997, the decrease in fair value of $4,881,218 was primarily attributable to decreases related to stock sales, partially offset by increases in portfolio companies in the medical/biotechnology and communications industries.

Total operating expenses were $1,289,606 and $1,166,765 for 1998 and 1997, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $212,420 of additional operating expenses in 1998, of which $28,599 and $183,821 related to 1997 and prior years, respectively. If the additional expense had been recorded in prior years, total operating expenses would have been $1,077,186 and $1,195,364 for 1998 and 1997, respectively.

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

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Partnership's State of Readiness
------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI".) For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI is reviewing public Year 2000 statements of those suppliers and preparing questionnaires to be sent to mission-critical vendors whose public statements were not adequate for assessment. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership.

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1998 related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

The Risks Associated with Year 2000 Issues
------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If Year 2000 compliance issues are not resolved by December 31, 1999, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, until TFI receives and evaluates responses from a significant number of its suppliers, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

TFI's Contingency Plan
----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most mission-critical systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership" and "Management of the Partnership -Key Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included on pages 23 to 25 in the Technology Funding Venture Capital Fund VI, LLC, Prospectus, revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1998, the Partnership incurred management fees of $280,034. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1998. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $10,000 annually plus $1,000 and related expenses for each attended meeting of the Management Committee. In 1998, $46,081 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The Individual General Partners each own eight Units; in March 1999, one of the three Individual General Partners withdrew from his position and his Units will be transferred to his successor. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

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

	PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a)  List of Documents filed as part of this Annual Report on Form
10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1998
                    and 1997
                  Statements of Operations for the years
                    ended December 31, 1998, 1997 and 1996
                  Statements of Partners' Capital for the years
                    ended December 31, 1998, 1997 and 1996
                  Statements of Cash Flows for the years
                    ended December 31, 1998, 1997 and 1996
                  Notes to Financial Statements

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

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

        (c) Financial Data Schedule for the year ended and as of December 31, 1998 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Partners III, L.P.:


We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and loans owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1998 and 1997. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                                   /S/KPMG LLP
March 26, 1999

BALANCE SHEETS
--------------

                                                       December 31,
                                                ------------------------
                                                  1998            1997
                                                --------        --------
ASSETS

Equity investments (cost basis of
 $20,686,838 and $23,563,459 for 1998
 and 1997, respectively)                     $21,029,455      25,545,207
Notes receivable (cost basis of
 $202,777 for 1998)                              202,777              --
                                              ----------      ----------
      Total investments                       21,232,232      25,545,207

Cash and cash equivalents                      3,160,675       4,304,928
Due from related parties                          23,135              --
Other assets                                       4,109           5,433
                                              ----------      ----------
      Total assets                           $24,420,151      29,855,568
                                              ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             66,479          66,748
Due to related parties                                --          80,533
Other liabilities                                 15,142          17,009
                                              ----------      ----------
      Total liabilities                           81,621         164,290

Commitments, contingencies, and subsequent events (Notes 2, 4, and 8)

Partners' capital:
  Limited Partners
   (Units outstanding of 160,000
   for both 1998 and 1997)                    24,328,469      27,670,313
  General Partners                              (332,556)         39,217
  Net unrealized fair value
    increase from cost of
     equity investments                          342,617       1,981,748
                                              ----------      ----------
      Total partners' capital                 24,338,530      29,691,278
                                              ----------      ----------
      Total liabilities
       and partners' capital                 $24,420,151      29,855,568
                                              ==========      ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                         For the Years Ended December 31,
                                       ----------------------------------
                                        1998          1997         1996
                                        ----          ----         ----
Income:
  Notes receivable interest       $    19,640        55,071       38,839
  Short-term investment interest      145,385       283,411      436,976
  Other income                            599         3,125       46,900
                                    ---------     ---------    ---------
      Total income                    165,624       341,607      522,715

Costs and expenses:
  Management fees                     280,034       334,168      412,622
  Individual General
   Partners' compensation              46,081        43,121       30,806
  Operating expenses:
    Administrative and
     investor services                696,680       608,253      412,656
    Investment operations             325,684       328,943      309,143
    Computer services                 181,617       134,884      134,514
    Professional fees                  85,625        94,685       79,949
                                    ---------     ---------    ---------
      Total operating expenses      1,289,606     1,166,765      936,262
                                    ---------     ---------    ---------
      Total costs and expenses      1,615,721     1,544,054    1,379,690
                                    ---------     ---------    ---------
Net operating loss                 (1,450,097)   (1,202,447)    (856,975)

  Net realized gain from venture
   capital limited partnership
   investments                        108,591       622,207      814,400
  Net realized (loss) gain from
   sales of equity investments     (1,535,862)    5,770,758    3,414,575
  Realized losses from
   investment write-downs            (836,249)      (53,600)  (3,041,310)
  Recovery from investments
    previously written off                 --            --        8,775
                                    ---------     ---------    ---------
Net realized (loss) income         (3,713,617)    5,136,918      339,465

Change in net unrealized fair value:
  Equity investments               (1,639,131)   (4,881,218)  (3,647,984)
  Secured notes receivable	                 --            --      309,000
                                    ---------     ---------    ---------
Net (loss) income                 $(5,352,748)      255,700   (2,999,519)
                                    =========     =========    =========
Net realized (loss) income
  per Unit                        $       (21)           29            2
                                    =========     =========    =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1998, 1997 and 1996:
                                                                Net Unrealized Fair
                                                                  Value Increase
                                                               (Decrease) From Cost
                                                            ---------------------------
                                  Limited       General       Equity      Secured Notes
                                  Partners      Partners    Investments     Receivable      Total
                                  --------      --------    -----------   -------------     -----
Partners' capital,
 December 31, 1995              $26,660,952      11,271      10,510,950     (309,000)  36,874,173

Distributions                            --    (159,809)             --           	--     (159,809)

Net realized income                 336,070       3,395              --           --      339,465

Change in net unrealized
 fair value:
  Equity investments                     --          --      (3,647,984)          --   (3,647,984)
  Secured notes receivable               --          --              --      309,000      309,000
	                                 ----------   ---------      ----------      -------   ----------
Partners' capital,
 December 31, 1996               26,997,022    (145,143)      6,862,966           --   33,714,845

Distributions                    (3,960,000)   (319,267)             --           --   (4,279,267)

Net realized income               4,633,291     503,627              --           --    5,136,918

Change in net unrealized
 fair value of equity
 investments                             --          --      (4,881,218)          --   (4,881,218)
                                 ----------   ---------      ----------      -------   ----------
Partners' capital,
 December 31, 1997               27,670,313      39,217       1,981,748           --   29,691,278

Net realized loss                (3,341,844)   (371,773)             --           --   (3,713,617)


Change in net unrealized
 fair value of equity
 investments                             --          --      (1,639,131)          --   (1,639,131)
	                                 ----------   ---------      ----------      -------   ----------
Partners' capital,
 December 31, 1998              $24,328,469    (332,556)        342,617           --   24,338,530

	                                 ==========   =========      ==========      =======   ==========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      1998           1997          1996
                                     ------         ------        ------
Cash flows from operating
 activities:
  Interest and other income
   received                       $  144,919       286,537       456,029
  Cash paid to vendors              (316,522)     (332,753)     (189,412)
  Cash paid to related parties    (1,403,679)   (1,224,672)   (1,956,180)
                                   ---------    ----------    ----------
     Net cash used by operating
      activities                  (1,575,282)   (1,270,888)   (1,689,563)
                                   ---------    ----------    ----------
Cash flows from investing
 activities:
  Notes receivable issued           (234,806)           --      (678,030)
  Purchase of equity investments	  (1,134,639)   (6,825,868)   (7,528,174)
  Repayments of convertible and
   other notes receivable            450,712            --        62,500
  Proceeds from sales of equity
   investments                     1,292,093    10,946,242     5,600,091
  Recovery of investments
   previously written off                 --            --           170
  Distributions from venture
   capital limited partnerships       57,669       417,458       507,908
                                   ---------    ----------    ----------
     Net cash provided (used) by
      investing activities           431,029     4,537,832    (2,035,535)
                                   ---------    ----------    ----------
Cash flows from financing
 activities:
  Distributions to Limited
   and General Partners                   --    (4,279,267)   (3,565,256)
                                   ---------    ----------    ----------
     Net cash used by financing
      activities                          --    (4,279,267)   (3,565,256)
                                   ---------    ----------    ----------
Net decrease in cash and
 cash equivalents                 (1,144,253)   (1,012,323)   (7,290,354)

Cash and cash equivalents
 at beginning of year              4,304,928     5,317,251    12,607,605
                                   ---------    	----------    ----------
Cash and cash equivalents
 at end of year                   $3,160,675     4,304,928     5,317,251
                                   =========    ==========    ==========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      1998           1997          1996
                                     ------         ------        ------
Reconciliation of net (loss)
 income to net cash used by
  operating activities:

Net (loss) income                $(5,352,748)      255,700    (2,999,519)

Adjustments to reconcile net
 (loss) income to net cash
 used by operating activities:
  Net realized gain from
   venture capital limited
   partnership investments          (108,591)     (622,207)     (814,400)
  Net realized (loss) gain
   from sales of equity
   investments                     1,535,862    (5,770,758)   (3,414,575)
  Realized losses from
   investment write-downs            836,249        53,600     3,041,310
  Recovery from investments
   previously written off                 --            --        (8,775)
  Change in net unrealized
   fair value:
  Equity investments               1,639,131     4,881,218     3,647,984
  Secured notes receivable                --            --      (309,000)
Changes in:
  Accrued interest on convertible
   and secured notes receivable      (20,705)      (55,069)      (35,436)
  Accounts payable and
   accrued expenses                     (269)        8,447         9,423
  Due to/from related parties       (103,668)       (8,984)     (761,162)
  Deferred income                         --            --       (31,250)
  Other, net                            (543)      (12,835)      (14,163)
                                   ---------    ----------    ----------
Net cash used by operating
 activities                      $(1,575,282)   (1,270,888)   (1,689,563)
                                   =========    ==========    ==========
Non-cash investing activities:
Non-cash exercise of warrants	    $        --            --       328,985
                                   =========    ==========    ==========
Reclassification of secured
 notes to equity investments
(subordinated notes receivable)  $        --            --       705,000
                                   =========    ==========    ==========
Stock distributions to General
 Partners                        $        --            --       159,809
                                   =========    ==========    ==========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Partners III, L.P., (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, to make venture capital investments in new and developing companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly owned subsidiary of TFL. There are generally three Individual General Partners; one Individual General Partner withdrew from his position in March 1999 and a successor will be designated.

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling units of limited partnership interest ("Units") in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership's term was further extended to December 31, 2000, with an amendment by the General Partners approved by a majority of the Limited Partners.

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

Investments
-----------

     Equity Investments
     ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $6,797,268 and $9,080,006 at December 31, 1998 and 1997, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Investments valued under this method were $14,232,187 and $16,465,201 at December 31, 1998 and 1997,
respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

Where, in the opinion of the Managing General Partners, events indicate that the fair value of equity and venture capital investments and convertible and subordinated notes receivable may not be recoverable, a write-down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

     Notes Receivable
     ----------------

The secured and unsecured notes receivable portfolio includes accrued interest less the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partners and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Secured and unsecured notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partners, the future collectibility of interest or principal is in doubt.

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

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The difference in the total book and tax cost basis of investments as of December 31, 1998 is not material.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding of 160,000 at December 31, 1998, 1997, and 1996 into total net realized income (loss) allocated to Limited Partners. The Managing General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

2.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:


                                       For the Years Ended December 31,
                                     -----------------------------------
                                      1998          1997           1996
                                     ------        ------         ------

Management fees                    $280,034       334,168        412,622
Individual General
 Partners' compensation              46,081        43,121         30,806
Reimbursable operating expenses:
  Administrative and investor
   services                         519,669       401,967        325,581
  Investment operations             272,610       309,431        291,495
  Computer services                 181,617       127,001        134,514


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. The management fees are payable monthly in arrears. Amounts due to related parties for management fees were $23,754 and $57,361 at December 31, 1998 and 1997, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually plus $1,000 and related expenses for each management committee meeting attended. The Individual General Partners each own 8 Units; in March 1999, one of the Individual General Partners withdrew from his position and his Units will be transferred to his successor.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. There were $46,889 of such expenses due from related parties at December 31, 1998, compared to $23,172 payable to related parties at December 31, 1997.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $212,420 consisting of $28,599, $43,731,and $140,090 for 1997, 1996 and
prior years, respectively. Had the additional expenses been recorded in prior years, operating expenses would have been $1,077,186, $1,195,364, and $979,993 for 1998, 1997, and 1996, respectively.

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

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1998, the Partnership had an indirect interest in non-transferable Conversion Technologies International, Inc., White Electronic Designs Corporation, Endocare, Inc. and PolyMedica, Inc. options at an exercise price higher than the current market value. At December 31, 1998, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options with a fair market value of $8,000.

In September of 1996, the Partnership made a tax distribution of 29,269 Thermatrix Inc. common shares to the General Partners; the shares had a fair value of $159,809 resulting in a realized gain of $6,147.

3.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

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



4.  Equity Investments
    ------------------

At December 31, 1998, and December 31, 1997, equity investments consisted of:

                                                   December 31, 1998         December 31, 1997
                                       Principal   -----------------         ------------------
                           Investment  Amount or   Cost        Fair          Cost         Fair
Industry/Company  Position   Date       Shares     Basis       Value         Basis        Value
----------------  --------   ----       ------     -----       -----         -----        -----
Communications
--------------
NetChannel,        Escrowed
 Inc.              sales
                   proceeds     06/98    $161,983   $161,983     161,983          --          --
NetChannel,        Series B
 Inc.              Preferred
                   shares       10/96     615,431         --          --     321,749     325,000
NetChannel,        Series B
 Inc.              Preferred
                   shares       01/97     615,431         --          --     149,204     325,000
NetChannel,        Series B
 Inc.              Preferred
                   shares       03/97     738,517         --          --     179,045     389,999
NetChannel,        Convertible
 Inc.              note (1)     05/97    $146,622         --          --     151,980     151,980
NetChannel,        Series B
 Inc.              Preferred
                   shares       05/97     415,604         --          --     182,866     219,474
NetChannel,        Convertible
 Inc.              note (1)     09/97    $243,750         --          --     249,549     249,549
NewsEDGE           Common
 Corporation       shares       05/98       3,677     46,882      36,542          --           --
US WEST            Series D
 Media Group       Preferred
                   shares       02/97         220     10,447      20,361      10,447      13,339
Women.com Networks Series A
 (formerly Wire    Preferred
 Networks, Inc.)   shares       02/96     159,300    215,055     524,097     215,055     484,272

Women.com Networks Series B
 (formerly Wire    Preferred
 Networks, Inc.)   shares       02/96     194,642    437,945     640,372     437,945     591,712
Women.com Networks Series C
 (formerly Wire    Preferred
 Networks, Inc.)   shares       07/97      71,576    217,593     235,486     217,593     217,593
Women.com Networks Series D
 (formerly Wire    Preferred
 Networks, Inc.)   shares       06/98     121,581    400,001     400,001          --          --

Computers and Computer Equipment
--------------------------------
White Electronic
Designs Corporation
 (formerly
 Electronic        Common
 Designs, Inc.)    shares   03/94-11/98   822,983  2,958,084     959,608   2,958,084   2,030,786
Splash Technology  Common
 Holdings, Inc.    Shares       11/97       5,000    198,812      37,250     198,812     106,250

Computer Systems and Software
-----------------------------
Geoworks           Common
 Corporation       shares       06/94      65,110         --          --     389,801     594,454
Geoworks           Common
 Corporation       shares       02/97      50,000         --          --     956,250     456,500
Photon Dynamics,   Common
 Inc.              shares       07/96      50,000    300,000     258,450     300,000     152,000
Velocity           Common
 Inc.              share
                   warrant
                   at $1.00;
                   expiring
                   03/00        03/95      12,500          0           0           0           0
Velocity           Subordinated 08/95-
 Inc.              notes (1)    08/97  $1,550,000          0           0           0           0
Versant            Common
 Corporation       shares       05/97       1,493     13,250       3,416      13,250      20,275

Electronic Design Automation
----------------------------
Cadence Design     Common
 Systems, Inc.     shares       07/96      24,000    313,439     674,400     313,439     560,640
Synopsys, Inc.     Common
                   shares       02/97      14,000    560,005     735,000     560,005     515,760

Environmental
-------------
Conversion         Common
 Technologies      shares
 International,
 Inc.                           05/96      69,180          0         692     500,000      65,721
Conversion         Class A
 Technologies      warrant
 International,    at $5.85;
 Inc.              expiring
                   05/01        05/96      31,250          0           0           0           0
Conversion         Common share
 Technologies      warrant
 International,    at $5.28;
 Inc.              expiring
                   05/00        05/96      17,293          0           0           0       2,767
Conversion         Series A
 Technologies      Preferred
 International,    shares       08/97-
 Inc.                           04/98      26,460          0       2,365     236,250     236,250
Naiad Technologies,Series A
 Inc.              Preferred
                   shares       12/95      50,000     25,000     162,500      25,000     162,500
Naiad Technologies,Series B
 Inc.              Preferred
                   Shares       11/96     110,102    220,204     357,832     220,204     357,832
Naiad Technologies,Series C
 Inc.              Preferred
                   Shares       11/97      49,230    159,998     159,998     159,998     159,998
Thermatrix Inc.    Common
                   shares       06/96      65,970    346,338     203,860     346,338      80,028

Industrial/Business Automation
------------------------------
Nanodyne           Series B
 Incorporated      Preferred
                   shares       07/93     228,571         --          --     500,000     342,857
Nanodyne           Series B
 Incorporated      Preferred
                   shares       01/94      37,264         --          --      81,515      55,896
Nanodyne           Series B
 Incorporated      Preferred
                   shares       04/95      42,126         --          --      92,150      63,189
Nanodyne           Series C
 Incorporated      Preferred
                   shares       10/97      40,585         --          --      60,268      60,878
Nanodyne           Common share
 Incorporated      warrants at
                   $1.20;
                   expiring
                   10/02        10/97      22,829         --          --         609       6,849
PRI Automation,    Common
 Inc.              shares   02/98-09/98        73      1,740       1,868          --          --

Information Technology
----------------------
WorldRes, Inc.     Series B
                   Preferred
                   shares       01/97     221,894    750,002     821,008     750,002     821,008
WorldRes, Inc.     Series X
                   warrant at a
                   price TBD;
                   expiring               Aggregate
                   10/02        10/97    $ 28,125         28           0          28           0
WorldRes, Inc.     Series C
                   Preferred
                   shares       12/97     139,358    515,625     515,625     515,625     515,625
WorldRes, Inc.     Convertible
                   note
                   interest     10/97    $140,625         --          --       2,528       2,528

Medical/Biotechnology
---------------------
Acusphere, Inc.    Series B
                   Preferred
                   shares       05/95     125,000    200,000     412,500     200,000     375,000
Acusphere, Inc.    Series C
                   Preferred
                   shares       05/96     163,551    350,000     539,718     350,000     490,653
Acusphere, Inc.    Series D
                   Preferred
                   shares       11/97      52,083    156,250     171,874     156,250     156,250

Acusphere, Inc.    Series E
                   Preferred
                   shares       10/98      27,576     91,001      91,001          --          --
ADESSO Specialty   Series C
 Services          Preferred
 Organization      shares
 Inc.                           01/97     177,420  1,100,004   1,490,328   1,100,004   1,490,328
ADESSO Specialty   Series D
 Services          Preferred
 Organization      shares
 Inc.                           12/97      19,524    164,002     164,002     164,002     164,002
Avalon Imaging,    Series D
 Inc.              Preferred
                   shares       12/98      75,690     90,071      90,071          --          --
Biex, Inc.         Series A
                   Preferred
                   shares       07/93     128,205     83,333     320,513      83,333     320,513
Biex, Inc.         Series B
                   Preferred
                   shares       10/94      63,907     63,907     159,768      63,907     159,768
Biex, Inc.         Series B
                   Preferred
                   share warrant
                   at $1.00;
                   expiring
                   10/99        10/94      23,540          8      35,310           8      35,310
Biex, Inc.         Series C
                   Preferred
                   shares       06/95      83,334     83,334     208,335      83,334     208,335
Biex, Inc.         Series C
                   Preferred
                   shares       12/95      83,333     83,333     208,333      83,333     208,333
Biex, Inc.         Series C
                   Preferred
                   shares       04/96      83,333     83,333     208,333      83,333     208,333
Biex, Inc.         Series D
                   Preferred
                   shares       08/96     111,115    166,673     277,788     166,673     277,788
Biex, Inc.         Series D
                   Preferred
                   shares       03/97      44,446     66,669     111,115      66,669     111,115

Biex, Inc.         Series E
                   Preferred
                   shares       08/97      13,333     33,334      33,333      33,334      33,333
Biex, Inc.         Series E
                   Preferred
                   warrant
                   at $2.50;
                   expiring
                   10/03        10/98      35,250          0           0          --          --
Cardiac            Common
 Pathways          shares
 Corporation                    06/91       7,134     72,267      29,164      72,267      46,728
CardioTech         Common
 International,    shares
 Inc.                           06/96     195,600    397,788     293,400     397,788     528,120
CareCentric        Series A
 Solutions, Inc.   Preferred
                   shares       10/95     100,000    150,000     105,000     150,000      98,838
CareCentric        Series B
 Solutions, Inc.   Preferred
                   shares       09/96     188,499    282,749     197,924     282,749     186,310
CareCentric        Series C
 Solutions, Inc.   Preferred
                   shares       12/97      77,627     81,508      81,508      81,508      81,508
CareCentric        Common
 Solutions,        share
  Inc.             warrant
                   at $.15;
                   expiring
                   12/02        12/97      38,813     34,932      34,932      34,932      34,932
CareCentric        Convertible
 Solutions, Inc.   notes (1)
                             04/98-6/98   $96,250    102,327     102,327          --          --
CV Therapeutics,   Common
 Inc.              share
                   warrant
                   at $20.00;
                   expiring
                   09/00        09/95       2,880      1,152           0       1,152           0
CV Therapeutics,   Common
 Inc.              shares       Various    33,724    508,819     159,346     508,819     306,214
Endocare, Inc.     Common
                   shares       08/96       7,500     22,500      14,910      22,500      26,850
Endocare, Inc.     Common
                   share
                   warrant
                   at $3.00;
                   expiring
                   08/01        08/96     112,500          0           0           0      48,938
Endocare, Inc.     Common
                   shares       01/97      52,500    183,750     104,370     183,750     187,950
Endocare, Inc.     Common
                   shares       01/97     249,000    622,500     495,012     622,500     844,314
Endocare, Inc.     Common
                   shares       04/98      71,429    250,002     142,001          --          --
Hybridon, Inc.     Common
                   shares       03/98       1,205     42,161       1,832          --          --
LifeCell           Common
 Corporation       shares       02/92     242,623    974,824   1,052,499     974,824   1,162,164
LifeCell           Common
 Corporation       shares       11/95       4,906     13,854      21,282      13,854      23,500
LifeCell           Common
 Corporation       shares       08/96      12,500     38,750      54,225      38,750      59,875
LifeCell           Common
 Corporation       shares       12/96       5,818     15,361      25,238      15,361      27,868
LifeCell           Common
 Corporation       shares       03/97       1,601      4,148       6,945       4,148       7,669
LifeCell           Common
 Corporation       shares       03/97      83,612    216,637     362,709     216,637     400,501
Matrix             Common
 Pharmaceutical,   shares
 Inc.                           01/92     319,728    800,001     851,436     800,001   1,090,272
Matrix             Common
 Pharmaceutical,   shares
 Inc.                           01/95       1,905        438       5,073         438       6,496
Molecular          Common
 Geriatrics        shares
 Corporation                    09/93      23,585    125,000      47,170     125,000      47,170
Neurex             Common
 Corporation       shares       09/96       3,379         --          --      70,959      45,448
OraVax,            Common
 Inc.              shares       04/98       1,921      2,659         772          --          --
Oxford             Common
 GlycoSciences Plc shares       08/93     106,772    499,963     447,054     499,963     373,708

Pharmadigm,        Series A
 Inc.              Preferred
                   shares       04/93     161,290    198,000     390,322     198,000     354,838
Pharmadigm,        Series A
 Inc.              Preferred
                   shares       12/94     107,526    135,332     260,213     135,332     236,557
Pharmadigm,        Series B
 Inc.              Preferred
                   share
                   warrant
                   at $2.50;
                   expiring
                   10/00        10/95       5,125          0           0           0           0
Pharmadigm,        Series B
 Inc.              Preferred
                   share
                   warrant
                   at $2.00;
                   expiring
                   02/01        02/96       5,416          0       2,275           0       1,083
Pharmadigm,        Series B
 Inc.              Preferred
                   shares       05/96      68,889    137,779     166,711     137,779     151,556
Pharmadigm,        Series C
 Inc.              Preferred
                   shares       06/97     126,000    274,428     274,428     274,428     274,428
Pharmadigm,        Series C
 Inc.              Preferred
                   share
                   warrant
                   at $2.20;
                   expiring
                   06/00        06/97       8,820      2,772       3,704       2,772       2,772
Pharmadigm,        Series D
 Inc.              Preferred
                   shares       06/98      82,438    199,500     199,500          --          --
Pharmos            Common       04/95 &
 Corporation       shares       11/95      60,331     45,248      95,444      45,248     121,266
Pherin             Series B
 Pharmaceuticals,  Preferred
 Inc.              shares       08/91     200,000    200,000     400,000     200,000     400,000

Spectrascan        Class A
 Health            Preferred
 Services, Inc.    shares       12/94      75,000    225,000     225,000     225,000     225,000
Spectrascan        Class B
 Health            Preferred
 Services, Inc.    shares       12/94      31,404     94,211      94,211      94,211      94,211
Spectrascan        Class C
 Health            Preferred
 Services, Inc.    shares       12/94      42,035    906,991   1,063,906     906,991   1,063,906
Spectrascan        Class A
 Health            Common
 Services, Inc.    shares       12/94      12,611          0      37,833           0      37,833

Retail/Consumer Products
------------------------
Glynlyon, Inc.
(formerly
 Bridgestone       Series A
 Management        Preferred
 Group, Inc.)      shares       05/94      16,259          0           0           0           0
YES!               Common
 Entertainment     shares
 Corporation                    06/95      33,333          0       1,533      99,999      55,199

Venture Capital Limited Partnership Investments
-----------------------------------------------
Alta IV, Limited   Ltd.
 Partnership       Partnership
                   interests   various $1,000,000    146,698     123,215     146,698     209,729
Batterson,         Ltd.
 Johnson, and      Partnership
 Wang Limited      interests
 Partnership                   various   $500,000    280,634     180,888     280,991     264,412
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P.              interests   various   $750,000    653,769     690,760     653,769     794,113
Delphi             Ltd.
 Ventures, L.P.    Partnership
                   interests   various $1,000,000    652,842     278,901     652,842     315,250
Medical Science    Ltd.
 Partners, L.P.    Partnership
                   interests   various   $500,000    318,583     383,845     366,266     572,975

O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited           interests   various    $87,650     87,650      37,107      87,650      87,650
Trinity Ventures   Ltd.
 IV, L.P.          Partnership
                   interests   various   $117,195     15,628      48,494       7,814      69,486
                                                  ----------  ----------  ----------  ----------

Total equity investments                         $20,686,838  21,029,455  23,563,459  25,545,207
                                                  ==========  ==========  ==========  ==========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Convertible and subordinated notes include accrued interest.
    Interest rates on convertible and subordinated notes ranged from 8% to 12%.


Marketable Equity Securities
----------------------------

At December 31, 1998 and 1997, marketable equity securities had aggregate costs of $9,045,454 and $9,469,098, respectively, and aggregate fair values of $6,797,268 and $9,080,006, respectively. The net unrealized losses at December 31, 1998 and 1997, included gross gains of $911,588 and $1,898,488, respectively.

Acusphere, Inc.
---------------

In October 1998, the Partnership made an additional investment in the company by purchasing 27,576 Series E Preferred shares for $91,001. The pricing of this round, in which third parties participated, indicated an increase in fair value of $102,189 for the Partnership's existing investment.

Avalon Imaging, Inc.
--------------------

In December 1998, the Partnership purchased 75,690 Series D Preferred shares for $90,071.

CareCentric Solutions, Inc.
---------------------------

In the second quarter of 1998, the Partnership issued $96,250 in convertible notes receivable to the company.

Conversion Technologies International, Inc.
-------------------------------------------

In December 1998, the Partnership wrote off the cost basis of its investment in the company and realized a loss of $736,250. This was based upon the opinion of the Managing General Partners that the operating status of the company indicated a permanent decline in value.

Endocare, Inc.
--------------

In April 1998, the Partnership purchased 71,429 common shares for $250,002 in a private placement. At December 31, 1998, the Partnership recorded a $601,761 decrease in the fair value of its total investment in the company based on the publicly traded market price of the company's common shares.

Geoworks Corporation
--------------------

In November 1998, the Partnership sold its remaining investment in the company for total proceeds of $610,866 and realized a loss of $735,185.

Nanodyne Incorporated
---------------------

In December 1998, the Partnership sold its entire investment in the company for total proceeds of $138,751 and realized a loss of $595,791

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

Neurex Corporation
------------------

In 1998, the Partnership sold its entire investment in the company for total proceeds of $72,943 and realized a loss of $3,538.

Oxford GlycoSciences Plc
-------------------------

The company completed its initial public offering on the London Stock Exchange in April 1998 at 280 pence per common share. The Partnership's preferred shares were converted to 106,772 common shares.

Pharmadigm, Inc.
----------------

In June 1998, the Partnership made an additional investment in the company by purchasing 82,438 Series D Preferred shares for $199,500. The pricing of this round, in which third parties participated, indicated a $76,419 increase in the fair value of the Partnership's total investment.

White Electronic Designs Corporation (formerly Electronic Designs, Inc.)
------------------------------------------------------------------------

In October 1998, Electronic Designs, Inc. merged with Bowmar Instruments Corporation and became White Electronic Designs Corporation. The
Partnership received 822,983 shares in the new company.

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

In January 1999, the company and Hearst New Media & Technology, a wholly owned unit of the Hearst Corporation, announced the formation of a joint venture which will be a leading online community for women on the Web.

YES! Entertainment Corporation
------------------------------

In December 1998, the Partnership wrote off the cost basis of its investment in the company and realized a loss of $99,999. This was based upon the opinion of the Managing General Partners that the operating status of the company indicated a permanent decline in value.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $7,812 in venture capital limited partnerships during the year ended December 31, 1998. The Partnership received cash distributions of $57,669 from Alta IV, Limited Partnership, Batterson, Johnson and Wang, Limited Partnership, Delphi Ventures, L.P., and Trinity Ventures IV, L.P. The Partnership also received stock distributions of PRI Automation, Inc., Hybridon, Inc., Neurex Corporation, NewsEDGE Corporation and OraVax, Inc. with fair values of $1,740, $42,161, $5,522, $46,882 and $2,659, respectively.
Distributions totaling $108,591 were recorded as realized gains and distributions totaling $48,042 were recorded as returns of capital.

The Partnership recorded a $530,179 decrease in fair value as a result of a net decrease in the fair value of the underlying investments of the partnerships, caused, in part, by distributions received from the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc., White Electronic Designs Corporation, and Thermatrix Inc. investments are restricted.

In January 1999, the Partnership sold its entire investment in Synopsys, Inc. for proceeds of $812,000 and realized a gain of $251,995. Subsequent to December 31, 1998, the Partnership's Endocare, Inc. investment increased to $1,880,681 as a result of an increase in the publicly traded market price at March 22, 1999. The Partnership's investment in WorldRes, Inc. increased to $2,185,576 as a result of the pricing of a March 1999 round of financing in which third parties participated. The Partnership's LifeCell Corporation and Matrix Pharmaceutical, Inc. investments decreased to $1,360,358 and $579,667, respectively, as a result of decreases in the publicly traded market prices at March 22, 1999.

5.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                          For the Years Ended December 31,
                                         ----------------------------------
                                          1998           1997         1996
                                         ------         ------       ------
(Decrease) increase in fair value
 from cost of marketable equity
 securities                          $(2,248,186)     (389,092)  4,890,039

Increase in fair value from cost of
 non-marketable equity securities      2,590,803     2,370,840   1,972,927
                                       ---------     ---------  ----------
Net unrealized fair value increase
 from cost at end of year                342,617     1,981,748   6,862,966

Net unrealized fair value increase
 from cost at beginning of year        1,981,748     6,862,966  10,510,950
                                       ---------     ---------  ----------
Change in net unrealized fair value
 of equity investments               $(1,639,131)   (4,881,218) (3,647,984)
                                       =========     =========  ==========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31, 1998 consisted of:

                                                              1998
                                                             ------
Balance, beginning of year                                 $     --

Secured notes receivable issued                              35,962
Unsecured notes receivable issued                           198,844
Repayments of secured notes receivable                      (35,962)
Increase in accrued interest                                  3,933
                                                            -------
Balance, end of year                                       $202,777
                                                            =======

The interest rate on notes receivable at December 31, 1998, was 9.5%.

There was no activity in the loan loss allowance in 1998. There was no notes receivable activity in 1997.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1998 and 1997 consisted of:

                                          1997                 1996
                                         ------               ------
Demand accounts                      $   55,472               60,609
Money-market accounts                 3,105,203            4,244,319
                                      ---------            ---------
  Total                              $3,160,675            4,304,928
                                      =========            =========

8.  Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1998, unfunded investment commitments to portfolio companies and venture capital limited partnerships totaled $146,711.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 29, 1999    By:
                               --------------------------------
	Michael Brenner
	Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

                              President, Chief       March 29, 1999
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.