Form 10-Q
period 1999-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 1999-05-17
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         March 31,        December 31,
                                           1999              1998
                                       ------------       -----------
ASSETS

Equity investments (cost basis
 of $20,834,238 and $20,686,838 for
 1999 and 1998, respectively)          $22,435,684        21,029,455
Notes receivable (cost basis of $0
 and $202,777 for 1999 and 1998,
 respectively)                                  --           202,777
                                        ----------        ----------
     Total investments                  22,435,684        21,232,232

Cash and cash equivalents                3,255,038         3,160,675
Due from related parties                        --            23,135
Other assets                                 6,136             4,109
                                        ----------        ----------
     Total                             $25,696,858        24,420,151
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    56,623            66,479
Due to related parties                      17,603                --
Other liabilities                            9,037            15,142
                                        ----------        ----------
     Total liabilities                      83,263            81,621

Commitments, contingencies and
 subsequent event (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           24,344,543        24,328,469
 General Partners                         (332,394)         (332,556)
 Net unrealized fair value increase
   from cost of equity investments       1,601,446           342,617
                                        ----------        ----------
     Total partners' capital            25,613,595        24,338,530
                                        ----------        ----------
     Total liabilities
      and partners' capital            $25,696,858        24,420,151
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                 For the Three Months Ended March 31,
                                 -----------------------------------
                                            1999        1998
                                         ---------   ---------
Income:
 Notes receivable interest             $    7,292      10,657
 Short-term investment interest            35,567      43,660
 Other income                                 123         123
                                        ---------   ---------
    Total income                           42,982      54,440

Costs and expenses:
 Management fees                           61,050      74,639
 Individual General Partners'
  compensation                             11,414       7,414
 Operating expenses:
  Administrative and investor services    128,849     160,067
  Investment operations                    79,820     156,855
  Professional fees                        10,413      12,060
  Computer services                        28,734      67,680
                                        ---------   ---------
    Total operating expenses              247,816     396,662
                                        ---------   ---------
    Total costs and expenses              320,280     478,715
                                        ---------   ---------
Net operating loss                       (277,298)   (424,275)

 Net realized gain (loss) from sales
  of equity investments                   199,951    (352,023)
 Realized gains from venture capital
  limited partnership investments          93,583      22,183
                                        ---------   ---------
Net realized income (loss)                 16,236    (754,115)

Change in net unrealized
 fair value of equity
 investments                            1,258,829    (493,568)
                                        ---------   ---------
Net income (loss)                      $1,275,065  (1,247,683)
                                        =========   =========

Net realized income (loss) per Unit    $     0.10       (3.74)
                                        =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Three Months Ended March 31,
                                     -----------------------------------
                                              1999            1998
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received       $   44,320          43,783
 Cash paid to vendors                       (106,364)        (46,234)
 Cash paid to related parties               (191,166)       (546,101)
                                           ---------      ----------

  Net cash used by operating
   activities                               (253,210)       (548,552)
                                           ---------      ----------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         873,237          61,884
 Purchase of equity investments             (817,846)             --
 Notes receivable issued                          --         (35,962)
 Repayment of notes receivable               198,844              --
 Distributions from venture capital
  limited partnerships                        93,338          21,187
                                           ---------      ----------

  Net cash provided by
   investing activities                      347,573          47,109
                                           ---------      ----------

Net increase (decrease) in cash
 and cash equivalents                         94,363        (501,443)

Cash and cash equivalents at beginning
 of year                                   3,160,675       4,304,928
                                           ---------      ----------

Cash and cash equivalents
 at March 31                              $3,255,038       3,803,485
                                           =========      ==========

See accompanying notes to financial statements.

-----------------------------------------------

                                     For the Three Months Ended March 31,
                                     ------------------------------------
                                              1999             1998
                                           ----------       ----------

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                         $ 1,275,065     (1,247,683)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Net realized (gain) loss from sales of
   equity investments                        (199,951)       352,023
  Realized gains from venture capital
   limited partnership investments            (93,583)       (22,183)
  Change in net unrealized fair value of
   equity investments                      (1,258,829)       493,568

Changes in:
  Due to/from related parties                  40,738       (102,541)
  Other changes, net                          (16,650)       (21,736)
                                            ---------      ---------

Net cash used by operating activities      $ (253,210)      (548,552)
                                            =========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1999, and December 31, 1998, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1999 and 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. The following notes to financial statements for activity through March 31, 1999, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 1999 and 1998, were as follows:


                                            1999              1998
                                         ---------          --------
Management fees                          $ 61,050            74,639
Individual General Partners'
 compensation                              11,414             7,414
Reimbursable operating expenses           159,440           361,507


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $23,350 and $46,889 of such expenses due from related parties at March 31, 1999, and December 31, 1998, respectively.

Amounts due to related parties for management fees were $40,953 and $23,754 at March 31, 1999, and December 31, 1998, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1999, the Partnership had an indirect interest in Conversion Technologies International, Inc., White Electronic Designs Corporation, Endocare, Inc., PolyMedica Corporation and Thermatrix Inc. non-transferable options with a total current market value of $23,486.

3.     Equity Investments
       ------------------

A complete listing of the Partnerships equity investments at December 31, 1998, is in the 1998
Annual Report on Form 10-K.  Activity from January 1 through March 31, 1999, consisted of:
                                                                   January 1 through March 31, 1999
                                                                   --------------------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1999                                            $20,686,838    21,029,455
                                                                       ----------    ----------

Significant changes:

Communications
--------------
Illinois Superconductor  Common
 Corporation             shares          02/99             5,810          116,542         6,211

Computers and Computer Equipment
--------------------------------
White Electronic         Common
 Designs Corporation     shares         various          645,477                0      (126,190)

Computer Systems and Software
-----------------------------
Photon Dynamics,         Common
 Inc.                    shares          07/96            50,000                0        78,750

Electronic Design Automation
----------------------------
Cadence Design           Common
 Systems, Inc.           shares          07/96            24,000                0       (48,288)
Synopsys, Inc.           Common
                         shares          02/97            14,000         (560,005)     (735,000)

Environmental
-------------
Thermatrix               Common
 Inc.                    shares         06/96             65,970                0       (49,904)

Information Technology
----------------------
WorldRes,                Series D
 Inc.                    Preferred
                         shares         03/99             73,140          442,497       442,497
WorldRes,                Series B and C
 Inc.                    Preferred      01/97-
                         shares         12/97            361,252               --       848,943

Medical/Biotechnology
---------------------
Biex, Inc.               Series F
                         Preferred
                         shares          03/99           132,743          345,132       345,132
Biex, Inc.               Series A, B,
                         C, D, and E
                         Preferred
                         shares                          611,006               --        61,098
Cardiac Pathways         Common
 Corporation             shares          06/91             7,134          (72,267)      (29,164)
CardioTech               Common
 International,          shares
 Inc.                                    06/96           195,600                0       (46,357)
Endocare, Inc.           Common          08/96-
                         shares          01/97           309,000                0       777,217
Endocare, Inc.           Common share
                         warrant
                         at $3.00;
                         expiring
                         08/01           08/96           112,500                0       115,988
LifeCell                 Common
 Corporation             shares         various          351,060                0       (61,434)
Matrix                   Common
 Pharmaceutical, Inc.    shares         various          321,633                0      (213,243)
Oxford GlycoSciences     Common
 Plc                     shares          08/93           106,772                0        93,426


Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                  Limited
                         Partnership
                         interests      various       $3,954,845         (116,594)      (93,634)
                                                                       ----------    ----------

Total significant changes during the three months
 ended March 31, 1999                                                     155,305     1,366,048

Other changes, net                                                         (7,905)       40,181
                                                                       ----------    ----------

Total equity investments at March 31, 1999                            $20,834,238    22,435,684
                                                                       ==========    ==========


Marketable Equity Securities
----------------------------

At March 31, 1999, and December 31, 1998, marketable equity securities had aggregate costs of $7,974,823 and $9,045,454, respectively, and aggregate fair values of $6,580,927 and $6,797,268, respectively. The net unrealized losses at March 31, 1999, and December 31, 1998, included gross gains of $1,555,662 and $911,588, respectively.

Biex, Inc.
----------

In March 1999, the Partnership purchased 132,743 Series F Preferred shares for $345,132. The pricing of this round, in which third parties participated, indicated a $69,417 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants.

Cardiac Pathways Corporation
----------------------------

In March 1999, the Partnership sold its entire investment in the company for proceeds of $19,618 and realized a loss of $52,649.

Synopsys, Inc.
--------------

In January 1999, the Partnership sold its entire investment in the company for proceeds of $812,000 and realized a gain of $251,995.

Women.com Networks
------------------

In January 1999, the company announced the formation of a joint venture with Hearst New Media & Technology, a wholly owned unit of the Hearst Corporation.

Subsequent to March 31, 1999, the Partnership purchased 33,857 Series E Preferred shares for $338,570. The pricing of this round, in which third parties participated, indicated an increase in the fair value of the Partnership's investment in the company from $1,799,957 to $5,809,561.

WorldRes, Inc.
--------------

In March 1999, the Partnership purchased 73,140 Series D Preferred shares for $442,497. The pricing of this round, in which third parties participated, indicated a $890,358 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants.

Venture Capital Limited Partnerships
------------------------------------

The Partnership received cash distributions totaling $93,338 from Delphi Ventures, L.P. The Partnership received stock and warrant distributions of Illinois Superconductor Corporation and Informix Software, Inc. with fair values totaling $116,839. Distributions totaling $93,583 were recorded as realized gains and distributions totaling $116,594 were recorded as returns of capital.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc., White Electronic Designs Corporation, and Thermatrix Inc. investments are restricted.

The Partnership's investment in Matrix Pharmaceutical, Inc. had increased to $1,708,675 as a result of the publicly traded market price on May 14, 1999.

4.  Notes Receivable
    ----------------

During the three months ended March 31, 1999, notes receivable of $198,844 were repaid in full with interest.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at March 31, 1999, and December 31, 1998, consisted of:

                                           1999           1998
                                        ---------      ---------

Demand accounts                        $   42,072         55,472
Money-market accounts                   3,212,966      3,105,203
                                        ---------      ---------
  Total                                $3,255,038      3,160,675
                                        =========      =========


6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1999, the Partnership had unfunded commitments for venture capital limited partnership investments of $7,805 and had guaranteed a line of credit of $15,550.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, net cash used by operating activities totaled $253,210. The Partnership paid management fees of $43,851 to the Managing General Partners and reimbursed related parties for operating expenses of $135,901. In addition, $11,414 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $106,364 were paid and $44,320 in interest and other income was received.

During the three months ended March 31, 1999, the Partnership funded equity investments of $817,846 primarily to portfolio companies in the information technology and medical/biotechnology industries. Proceeds from equity investment sales were $873,237, repayments of notes receivable were $198,844, and cash distributions from venture capital limited partnership investments were $93,338. As of March 31, 1999, the Partnership was committed to fund additional investments of $7,805 as discussed in Note 6 to the financial statements.

Cash and cash equivalents at March 31, 1999, were $3,255,038. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $1,275,065 for the three months ended March 31, 1999, as compared to a net loss of $1,247,683 for the three months ended March 31, 1998. The improvement was primarily due to an increase of $1,752,397 in the change in net unrealized fair value of equity investments, a $551,974 increase in net realized gains from equity investment sales, and a $148,846 decrease in operating expenses.

The Partnership recorded an increase in fair value of equity investments of $1,258,829 during the quarter ended March 31, 1999 primarily due to increases in the information technology and medical/biotechnology industries, partially offset by decreases in the computer and computer equipment and electronic design automation industries. During the same period in 1998, the decrease in fair value of equity investments of $493,568 was substantially attributable to decreases in portfolio companies in the communications, computer systems and software, and computer and computer equipment industries, partially offset by increases in the medical/biotechnology and electronic design automation industries.

Net realized gain from sales of equity investments was $199,951 for the quarter ended March 31, 1999, as compared to a net realized loss of $352,023 for the quarter ended March 31, 1998. The gain in 1999 primarily resulted from the sale of Synopsys, Inc., partially offset by a loss on the sale of Cardiac Pathways Corporation. The loss in 1998 primarily related to the sale of NetChannel, Inc.

Operating expenses were $247,816 for the quarter ended March 31, 1999, compared to $396,662 for the same period in 1998. The decrease is attributable to decreased investment monitoring activity and decreased computer expenses.

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

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

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


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

(b) Financial Data Schedule for the three months ended and as of March 31, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 14, 1999 By:           /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller