Form 10-Q
period 1999-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1999-08-16
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          June 30,        December 31,
                                           1999              1998
                                        ----------        -----------
ASSETS

Equity investments (cost basis
 of $21,784,305 and $20,686,838 for
 1999 and 1998, respectively)          $29,064,867        21,029,455
Notes receivable (cost basis of
 $76,594 and $202,777 for 1999
 and 1998, respectively)                    76,594           202,777
                                        ----------        ----------
     Total investments                  29,141,461        21,232,232

Cash and cash equivalents                1,550,358         3,160,675
Due from related parties                        --            23,135
Other assets                                 8,927             4,109
                                        ----------        ----------
     Total assets                      $30,700,746        24,420,151
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    84,202            66,479
Due to related parties                      27,981                --
Other liabilities                            8,596            15,142
                                        ----------        ----------
     Total liabilities                     120,779            81,621

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           23,638,927        24,328,469
 General Partners                         (339,522)         (332,556)
 Net unrealized fair value increase
   from cost of equity investments       7,280,562           342,617
                                        ----------        ----------
     Total partners' capital            30,579,967        24,338,530
                                        ----------        ----------
     Total liabilities
      and partners' capital            $30,700,746        24,420,151
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Six
                                              Months Ended                  Months Ended
                                                June 30,                      June 30,
                                        ------------------------     -------------------------
                                            1999        1998             1999          1998
                                            ----        ----             ----          ----
Income:
 Notes receivable interest             $    3,364          40            10,656         10,697
 Short-term investment interest            24,023      35,763            59,590         79,423
 Other income                                 123         229               246            352
                                        ---------     -------         ---------      ---------
  Total income                             27,510      36,032            70,492         90,472

Costs and expenses:
 Management fees                           64,243      71,291           125,293        145,930
 Individual General Partners'
  compensation                              7,190      15,139            18,604         22,553
 Operating expenses:
  Administrative and investor services    171,040     143,875           299,889        303,942
  Investment operations                    63,697      38,727           143,517        195,582
  Professional fees                        43,916      22,832            54,329         34,892
  Computer services                        29,077      30,401            57,811         98,081
                                        ---------     -------         ---------      ---------
    Total operating expenses              307,730     235,835           555,546        632,497
                                        ---------     -------         ---------      ---------
Total costs and expenses                  379,163     322,265           699,443        800,980
                                        ---------     -------         ---------      ---------
Net operating loss                       (351,653)   (286,233)         (628,951)      (710,508)

 Net realized gain (loss) from sales
  of equity investments                        --     141,600           199,951       (210,423)
 Realized gains from venture capital
  limited partnership investments              --      49,541            93,583         71,724
 Realized losses from investment
  write-downs                            (361,091)         --          (361,091)            --
                                        ---------     -------         ---------      ---------

Net realized loss                        (712,744)    (95,092)         (696,508)      (849,207)

Change in net unrealized
 fair value of equity investments       5,679,116    (611,982)        6,937,945     (1,105,550)
                                        ---------     -------         ---------      ---------

Net income (loss)                      $4,966,372    (707,074)        6,241,437     (1,954,757)
                                        =========     =======         =========      =========

Net realized loss per Unit             $    (4.41)      (0.42)            (4.31)         (4.16)
                                        =========     =======         =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              1999            1998
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received       $   68,466          78,710
 Cash paid to vendors                       (207,052)       (115,060)
 Cash paid to related parties               (434,916)       (748,811)
                                           ---------      ----------

  Net cash used by operating
   activities                               (573,502)       (785,161)
                                           ---------      ----------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         873,237         531,416
 Purchase of equity investments           (2,126,366)       (953,565)
 Notes receivable issued                     (75,868)        (35,962)
 Repayments of notes receivable              198,844         450,712
 Distributions from venture capital
  limited partnerships                        93,338          21,187
                                           ---------      ----------

  Net cash (used) provided by
   investing activities                   (1,036,815)         13,788
                                           ---------      ----------

Net decrease in cash and cash
 equivalents                              (1,610,317)       (771,373)

Cash and cash equivalents at
 beginning of year                         3,160,675       4,304,928
                                           ---------      ----------

Cash and cash equivalents
 at June 30                               $1,550,358       3,533,555
                                           =========      ==========

See accompanying notes to financial statements.

-----------------------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              1999             1998
                                           ----------       ----------

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                          $6,241,437     (1,954,757)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Net realized (gain) loss from sales of
   equity investments                        (199,951)       210,423
  Realized gains from venture capital
   limited partnership investments            (93,583)       (71,724)
  Realized losses from investment
   write-downs                                361,091             --
  Change in net unrealized fair value of
   equity investments                      (6,937,945)     1,105,550

Changes in:
  Due to/from related parties                  51,116        (32,540)
  Other changes, net                            4,333        (42,113)
                                            ---------      ---------

Net cash used by operating activities      $ (573,502)      (785,161)
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

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 1999 and 1998, were as follows:


                                            1999              1998
                                         ---------          --------
Management fees                          $125,293           145,930
Individual General Partners'
 compensation                              18,604            22,553
Reimbursable operating expenses           342,135           547,788


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $4,440 of such expenses due to related parties at June 30, 1999, and $46,889 due from related parties at December 31, 1998.

Amounts due to related parties for management fees were $23,541 and $23,754 at June 30, 1999, and December 31, 1998, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1999, the Partnership had an indirect interest in Conversion Technologies International, Inc., White Electronic Designs Corporation, Endocare, Inc., PolyMedica Corporation and Thermatrix Inc. non-transferable options with a total current market value of $43,417.

3.     Equity Investments
       ------------------

A complete listing of the Partnerships equity investments at December 31, 1998, is in the 1998
Annual Report on Form 10-K.  Activity from January 1 through June 30, 1999, consisted of:
                                                                    January 1 through June 30, 1999
                                                                    -------------------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1999                                            $20,686,838    21,029,455
                                                                       ----------    ----------

Significant changes:

Communications
--------------
Illinois Superconductor  Common
 Corporation             shares          02/99             5,810          116,542         6,211
Women.com Networks       Series A
                         Preferred
                         shares          02/96           159,300                0     1,068,903
Women.com Networks       Series B
                         Preferred
                         shares          02/96           194,642                0     1,306,048
Women.com Networks       Series C
                         Preferred
                         shares          07/97            71,576                0       480,275
Women.com Networks       Series D
                         Preferred
                         shares          06/98           121,581                0       815,809
Women.com Networks       Series E
                         Preferred
                         shares          05/99            33,857          338,570       338,570

Computers and Computer Equipment
--------------------------------
White Electronic         Common
 Designs Corporation     shares         various          822,983                0       435,970

Computer Systems and Software
-----------------------------
Photon Dynamics,         Common
 Inc.                    shares          07/96            50,000                0       297,175

Electronic Design Automation
----------------------------
Cadence Design           Common
 Systems, Inc.           shares          07/96            24,000                0      (354,000)
Synopsys, Inc.           Common
                         shares          02/97            14,000         (560,005)     (735,000)

Environmental
-------------
Naiad Technologies,      Series A, B,
 Inc.                    and C
                         Preferred      12/95-
                         shares         11/97            209,332                0      (275,128)
Thermatrix Inc.          Common
                         shares         06/96             65,970                0        20,836
Thermatrix Inc.          Series E
                         Preferred
                         shares         06/99       To Be Determined      990,000       842,018

Information Technology
----------------------
WorldRes,                Series B and C
 Inc.                    Preferred      01/97-
                         shares         12/97            361,252               --       848,943
WorldRes,                Series D
 Inc.                    Preferred
                         shares         03/99             73,140          442,497       442,497

Medical/Biotechnology
---------------------
Biex, Inc.               Series A, B,
                         C, D, and E
                         Preferred      07/93-
                         shares         08/97            629,792               --       109,942
Biex, Inc.               Series F
                         Preferred
                         shares         03/99            132,743          345,132       345,132

Cardiac Pathways         Common
 Corporation             shares          06/91             7,134          (72,267)      (29,164)
CardioTech               Common
 International,          shares
 Inc.                                    06/96           195,600                0       (63,570)
CareCentric Solutions,   Series A, B
 Inc.                    and C
                         Preferred       10/95-
                         shares          12/97           366,126         (326,159)     (243,358)
CareCentric Solutions,   Common share
 Inc.                    warrant at $.15;
                         expiring 12/02  12/97            38,813          (34,932)      (34,932)
Endocare, Inc.           Common          08/96-
                         shares          04/98           380,429                0     1,084,033
Endocare, Inc.           Common share
                         warrant
                         at $3.00;
                         expiring
                         08/01           08/96           112,500                0       206,719
LifeCell                 Common
 Corporation             shares         various          351,060                0       (74,774)
Matrix                   Common
 Pharmaceutical, Inc.    shares         various          321,633                0       438,064
Oxford GlycoSciences     Common
 Plc                     shares          08/93           106,772                0        70,683
Pherin Pharmaceuticals,  Series B
 Inc.                    Preferred
                         shares          08/91           200,000                0       660,000

Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                  Limited
                         Partnership
                         interests      various       $3,954,845         (116,594)      (27,383)
                                                                       ----------    ----------
Total significant changes during the six months
 ended June 30, 1999                                                    1,122,784     7,980,519

Other changes, net                                                        (25,317)       54,893
                                                                       ----------    ----------
Total equity investments at June 30, 1999                             $21,784,305    29,064,867
                                                                       ==========    ==========

Marketable Equity Securities
----------------------------

At June 30, 1999, and December 31, 1998, marketable equity securities had aggregate costs of $7,975,527 and $9,045,454, respectively, and aggregate fair values of $8,010,380 and $6,797,268, respectively. The net unrealized gain and loss at June 30, 1999, and December 31, 1998, included gross gains of $2,271,480 and $911,588, respectively.

Biex, Inc.
----------

In March 1999, the Partnership purchased 132,743 Series F Preferred shares for $345,132. The pricing of this round, in which third parties participated, indicated a $69,417 increase in the fair value of the Partnership's investment in the company's preferred shares and warrants. In May 1999, the Partnership received a stock dividend of 18,786 Preferred shares with a fair value of $48,844.

Cardiac Pathways Corporation
----------------------------

In March 1999, the Partnership sold its entire investment in the company for proceeds of $19,618 and realized a loss of $52,649.

CareCentric Solutions, Inc.
---------------------------

In July 1999, the company agreed to be acquired by Simione Central Holdings, Inc. Based on the sales terms, the Partnership recorded a $361,091 write-down of its investment in Preferred shares and common stock warrants as of June 30, 1999.

Naiad Technologies, Inc.
------------------------

In June 1999, the Partnership recorded a $275,128 decrease in the fair value of its investment based upon the Managing General Partners' assessment of the operating status of the company.

Pherin Pharmaceuticals, Inc.
----------------------------

In May 1999, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $660,000 increase in the fair value of the Partnership's investment.

Synopsys, Inc.
--------------

In January 1999, the Partnership sold its entire investment in the company for proceeds of $812,000 and realized a gain of $251,995.

Thermatrix Inc.
---------------

In June 1999, the Partnership purchased Series E Preferred shares and a warrant for 35,000 common shares for $1,000,000 in a private placement.
The Preferred shares are convertible to common shares, with the number of common shares to be received determined by dividing the aggregate purchase price of the shares and warrant by the lesser of $5.00 per share or 85% of the common share market price on the conversion date. At June 30, 1999, the Preferred shares would have been convertible into 268,908 common shares; the preferred shares were valued by applying the publicly traded market price of the common shares to the number of common shares into which the preferred shares were convertible at June 30, 1999 and applying a discount for selling restrictions. The common share warrant has an exercise price of $5.3125 per share and expires on June 30, 2002.

Women.com Networks
------------------

In May 1999, the Partnership purchased 33,857 Series E Preferred shares for $338,570. The pricing of this round, in which third parties participated, indicated a $3,671,035 increase in the fair value of the Partnership's existing investment.

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

The Partnership recorded a $27,383 net decrease in fair value as a result of distributions from the partnerships which were partially offset by an increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc., White Electronic Designs Corporation, and Thermatrix Inc. investments are restricted.

4.  Notes Receivable
    ----------------

Activity from January 1 through June 30, 1999 consisted of:

Balance at January 1, 1999                                 $202,777

Notes issued                                                 75,868
Repayments                                                 (198,844)
Change in accrued interest                                   (3,207)
                                                            -------
Balance at June 30, 1999                                   $ 76,594
                                                            =======

The interest rate on notes issued in 1999 is 5%.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at June 30, 1999, and December 31, 1998, consisted of:

                                           1999           1998
                                        ---------      ---------
Demand accounts                        $   44,048         55,472
Money-market accounts                   1,506,310      3,105,203
                                        ---------      ---------
  Total                                $1,550,358      3,160,675
                                        =========      =========


6.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1999, the Partnership had the following unfunded commitments:


TYPE
----
Notes receivable                                   $28,246
Line of credit guarantees                           15,550
Venture capital limited partnership investments      7,805
                                                    ------
                                                   $51,601
                                                    ======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, net cash used by operating activities totaled $573,502. The Partnership paid management fees of $125,506 to the Managing General Partners and reimbursed related parties for operating expenses of $290,806. In addition, $18,604 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $207,052 were paid and $68,466 in interest and other income was received.

During the six months ended June 30, 1999, the Partnership funded equity investments of $2,126,366 primarily to portfolio companies in the communications, environmental, information technology and medical/biotechnology industries. Proceeds from equity investment sales were $873,237, repayments of notes receivable were $198,844, and cash distributions from venture capital limited partnership investments were $93,338. The Partnership issued $75,868 in notes receivable to a portfolio company in the medical/biotechnology industry. As of June 30, 1999, the Partnership was committed to fund additional investments of $51,601 as discussed in Note 6 to the financial statements.

Cash and cash equivalents at June 30, 1999, were $1,550,358. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding
    -------------------------------------------------------------------
    year
    ----
Net income was $4,966,372 for the three months ended June 30, 1999, as compared to a net loss of $707,074 for the three months ended June 30, 1998. The improvement was primarily due to a $6,291,098 increase in the net unrealized fair value of equity investments, partially offset by a $361,091 increase in equity investment write-downs, a $141,600 decrease in net realized gains from equity investment sales, and a $71,895 increase in operating expenses.

The Partnership recorded an increase in fair value of equity investments of $5,679,116 during the quarter ended June 30, 1999 primarily due to increases in the communications, computers and computer equipment and medical/biotechnology industries, partially offset by decreases in the environmental and electronic design automation industries. During the same period in 1998, the decrease in fair value of equity investments of $611,982 was substantially attributable to decreases in portfolio companies in the computer systems and software and computer and computer equipment industries, partially offset by increases in the medical industry.

Realized losses from investment write-downs totaled $361,091 in the quarter ended June 30, 1999 and related to a portfolio company in the medical/biotechnology industry. There were no write-downs in the corresponding quarter of 1998.

Net realized gain from sales of equity investments was $141,600 for the quarter ended June 30, 1998. There were no sales of equity investments in the quarter ended June 30, 1999.

Operating expenses were $307,730 for the quarter ended June 30, 1999, compared to $235,835 for the same period in 1998. The increase is attributable to increased investment monitoring and administrative activity and increased professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net income was $6,241,437 for the six months ended June 30, 1999, as compared to net loss of $1,954,757 for the six months ended June 30, 1998. The increase was primarily due to a $8,043,495 increase in the net unrealized fair value of investments, a $410,374 increase in net realized gain from sales of equity investments and a $76,951 decrease in operating expenses, partially offset by a $361,091 increase in realized losses from investment write-downs.

During the six months ended June 30, 1999, the increase in fair value of equity investments of $6,937,945 was primarily attributable to increases in the communications, medical/biotechnology and information technology industries, partially offset by decreases in the electronic design automation and environmental industries. During the comparable period of 1998, the decrease of $1,105,550 was due to decreases in portfolio companies in the computer and computer equipment and computer systems and software industries, partially offset by increases in the medical industry.

Net realized gain from sales of equity investments was $199,951 for the six months ended June 30, 1999 as compared to a net realized loss of $210,423 for the six months ended June 30, 1998. The 1999 gain primarily related to the sale of Synopsys, Inc. common shares and the 1998 loss primarily related to the sale of our investment in NetChannel, Inc.

Operating expenses for the six months ended June 30, 1999 and 1998 were $555,546 and $632,497, respectively. The decrease is attributable to decreased investment monitoring activities and decreased computer expenses.

Realized losses from investment write-downs totaled $361,091 for the six months ended June 30, 1999 and related to a portfolio company in the medical/biotechnology industry. There were no write-downs in the corresponding period of 1998.

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

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to mission-critical vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

(b) Financial Data Schedule for the six months ended and as of June 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 13, 1999 By:        /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller