Form 10-Q
period 1999-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 1999-11-15
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,      December 31,
                                           1999              1998
                                       ------------       -----------
ASSETS

Equity investments (cost basis
 of $21,312,640 and $20,686,838 for
 1999 and 1998, respectively)          $31,111,631        21,029,455
Notes receivable (cost basis of
 $0 and $202,777 for 1999
 and 1998, respectively)                        --           202,777
                                        ----------        ----------
     Total investments                  31,111,631        21,232,232

Cash and cash equivalents                  994,616         3,160,675
Due from related parties                        --            23,135
Other assets                                 4,279             4,109
                                        ----------        ----------
     Total assets                      $32,110,526        24,420,151
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   118,937            66,479
Due to related parties                      33,286                --
Other liabilities                            8,596            15,142
                                        ----------        ----------
     Total liabilities                     160,819            81,621

Commitments, contingencies and
 subsequent events (Notes 2, 3 and 7)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           22,782,515        24,328,469
 General Partners                         (631,799)         (332,556)
 Net unrealized fair value increase
   from cost of equity investments       9,798,991           342,617
                                        ----------        ----------
     Total partners' capital            31,949,707        24,338,530
                                        ----------        ----------
     Total liabilities
      and partners' capital            $32,110,526        24,420,151
                                        ==========        ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Nine
                                              Months Ended                  Months Ended
                                              September 30,                 September 30,
                                        ------------------------     -------------------------
                                            1999        1998             1999          1998
                                            ----        ----             ----          ----
Income:
 Notes receivable interest             $   10,623       2,473            21,279         13,170
 Short-term investment interest            17,312      33,675            76,902        113,098
 Other income                                  --         123               246            475
                                        ---------   ---------         ---------      ---------
  Total income                             27,935      36,271            98,427        126,743

Costs and expenses:
 Management fees                           76,751      70,155           202,044        216,085
 Individual General Partners'
  compensation                              9,384      19,675            27,988         42,228
 Operating expenses:
  Administrative and investor services    153,470     274,777           453,359        578,719
  Investment operations                    64,919      88,932           208,436        284,514
  Professional fees                        13,262      16,664            67,591         51,556
  Computer services                        37,898      54,849            95,709        152,930
                                        ---------   ---------         ---------      ---------
    Total operating expenses              269,549     435,222           825,095      1,067,719
                                        ---------   ---------         ---------      ---------
Total costs and expenses                  355,684     525,052         1,055,127      1,326,032
                                        ---------   ---------         ---------      ---------
Net operating loss                       (327,749)   (488,781)         (956,700)    (1,199,289)

 Net realized (loss) gain from sales
  of equity investments                  (537,313)      5,537          (698,453)      (204,886)
 Realized gains from venture capital
  limited partnership investments              --      26,698            93,583         98,422
                                        ---------   ---------         ---------      ---------

Net realized loss                        (865,062)   (456,546)       (1,561,570)    (1,305,753)

Change in net unrealized
 fair value of equity investments       2,518,429  (3,272,118)        9,456,374     (4,377,668)
                                        ---------   ---------         ---------      ---------

Net income (loss)                      $1,653,367  (3,728,664)        7,894,804     (5,683,421)
                                        =========   =========         =========      =========

Net realized loss per Unit             $    (5.35)      (2.25)            (9.66)         (6.41)
                                        =========   =========         =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                              For the Nine Months
                                              Ended September 30,
                                           -------------------------
                                              1999            1998
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received       $   85,777         112,507
 Cash paid to vendors                       (274,325)       (141,956)
 Cash paid to related parties               (678,639)     (1,241,321)
                                           ---------      ----------

  Net cash used by operating
   activities                               (867,187)     (1,270,770)
                                           ---------      ----------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                       1,122,241         542,476
 Purchase of equity investments           (2,524,179)       (953,565)
 Notes receivable issued                     (75,868)        (35,962)
 Repayments of notes receivable              198,844         450,712
 Distributions from venture capital
  limited partnerships                       263,717          47,500
                                           ---------       ---------
  Net cash (used) provided by
   investing activities                   (1,015,245)         51,161
                                           ---------       ---------
Cash flows from financing activities:
 Distribution to partners                   (283,627)             --
                                           ---------       ---------
  Net cash used by financing activities     (283,627)             --
                                           ---------       ---------
Net decrease in cash and cash
 equivalents                              (2,166,059)     (1,219,609)

Cash and cash equivalents at
 beginning of year                         3,160,675       4,304,928
                                           ---------       ---------

Cash and cash equivalents
 at September 30                          $  994,616       3,085,319
                                           =========       =========

See accompanying notes to financial statements.

-----------------------------------------------

                                              For the Nine Months
                                              Ended September 30,
                                           -------------------------
                                              1999            1998
                                           ---------       ---------

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                          $7,894,804     (5,683,421)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Net realized loss from sales of
   equity investments                         698,453        204,886
  Realized gains from venture capital
   limited partnership investments            (93,583)       (98,422)
  Change in net unrealized fair value of
   equity investments                      (9,456,374)     4,377,668

Changes in:
  Due to/from related parties                  56,421        (37,799)
  Other changes, net                           33,092        (33,682)
                                            ---------      ---------

Net cash used by operating activities      $ (867,187)    (1,270,770)
                                            =========      =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 1999 and 1998, were as follows:


                                            1999              1998
                                         ---------          --------
Management fees                          $202,044           216,085
Individual General Partners'
 compensation                              27,988            42,228
Reimbursable operating expenses           505,028           945,209


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There were $636 of such expenses due from related parties at September 30, 1999, and $46,889 due from related parties at December 31, 1998.

Amounts due to related parties for management fees were $33,922 and $23,754 at September 30, 1999, and December 31, 1998, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1999, the Partnership had an indirect interest in Conversion Technologies International, Inc., White Electronic Designs Corporation, Endocare, Inc., PolyMedica Corporation and Thermatrix Inc. non-transferable options with a total current market value of $93,138.

3.     Equity Investments
       ------------------

A complete listing of the Partnerships equity investments at December 31, 1998, is in the 1998
Annual Report on Form 10-K.  Activity from January 1 through September 30, 1999, consisted of:
                                                                          January 1 through
                                                                          September 30, 1999
                                                                       ------------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1999                                            $20,686,838    21,029,455
                                                                       ----------    ----------

Significant changes:

Communications
--------------
Illinois Superconductor  Common
 Corporation             shares          02/99             5,810          116,542         4,143
Women.com Networks       Series A
                         Preferred
                         shares          02/96           159,300                0     1,068,903
Women.com Networks       Series B
                         Preferred
                         shares          02/96           194,642                0     1,306,048
Women.com Networks       Series C
                         Preferred
                         shares          07/97            71,576                0       480,275
Women.com Networks       Series D
                         Preferred
                         shares          06/98           121,581                0       815,809
Women.com Networks       Series E
                         Preferred
                         shares          05/99            33,857          338,570       338,570

Computers and Computer Equipment
--------------------------------
White Electronic         Common
 Designs Corporation     shares         various          822,983                0       933,254

Computer Systems and Software
-----------------------------
Photon Dynamics,         Common
 Inc.                    shares          07/96            50,000                0       747,800

Electronic Design Automation
----------------------------
Cadence Design           Common
 Systems, Inc.           shares          07/96            24,000                0      (349,200)
Synopsys, Inc.           Common
                         shares          02/97            14,000         (560,005)     (735,000)

Environmental
-------------
Triangle Biomedical      Series A, B
 Sciences, Inc.          and C
 (formerly Naiad         Preferred       12/95-
 Technologies, Inc.)     shares          11/97           209,332         (405,202)     (680,330)
Triangle Biomedical
 Sciences, Inc.
 (formerly Naiad         Common
 Technologies, Inc.)     shares          09/99             3,326           70,228        96,463
Thermatrix Inc.          Common
                         shares          06/96            65,970                0       (92,731)
Thermatrix Inc.          Series E
                         Preferred
                         shares          06/99             1,000          990,000       746,633

Information Technology
----------------------
WorldRes,                Series B and C
 Inc.                    Preferred       01/97-
                         shares          12/97           361,252               --       848,943
WorldRes,                Series D
 Inc.                    Preferred
                         shares          03/99            73,140          442,497       442,497

Medical/Biotechnology
---------------------
Avalon Imaging, Inc.     Series D
                         Preferred
                         Shares          12/98            75,690          (61,603)      (61,603)

Biex, Inc.               Series A, B,
                         C, D and E
                         Preferred       07/93-
                         shares          08/97           629,792               --       109,942
Biex, Inc.               Series F
                         Preferred
                         shares          03/99           132,743          345,132       345,132
Cardiac Pathways         Common
 Corporation             shares          06/91             7,134          (72,267)      (29,164)
CardioTech
 International,          Common
 Inc.                    shares          06/96           195,600                0      (124,597)
CV Therapeutics, Inc.    Common
                         shares         various           16,862         (337,240)      109,603
Endocare, Inc.           Common          08/96-
                         shares          04/98           380,429                0     1,597,802
Endocare, Inc.           Common
                         shares          07/99           112,500          337,500       696,150
LifeCell                 Common
 Corporation             shares         various          351,060                0       374,932
Matrix                   Common
 Pharmaceutical, Inc.    shares         various          321,633                0       884,491
Oxford GlycoSciences     Common
 Plc                     shares          08/93           106,772                0       131,116
Pherin Pharmaceuticals,  Series B
 Inc.                    Preferred
                         shares          08/91           200,000                0       660,000
Simione Central          Series A, B
 Holdings, Inc.          and C
 (formerly CareCentric   Preferred       10/95-
 Solutions, Inc.)        shares          12/97           366,126         (494,257)     (384,432)
Simione Central
 Holdings, Inc.          Common share
 (formerly CareCentric   warrant at $.15;
 Solutions, Inc.         expiring 12/02  12/97            38,813          (34,932)      (34,932)
Simione Central
 Holdings, Inc.
 (formerly CareCentric   Common
 Solutions, Inc.)        shares          08/99           127,559          382,875       144,461
Simione Central          Convertible
 Holdings, Inc.          notes
 (formerly CareCentric   and
 Solutions, Inc.)        interest       various          $96,250         (102,327)     (102,327)


Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                  Limited
                         Partnership
                         interests      various                          (279,160)     (212,548)
                                                                       ----------    ----------
Total significant changes during the nine months
 ended September 30, 1999                                                 676,351    10,076,103

Other changes, net                                                        (50,549)        6,073
                                                                       ----------    ----------
Total equity investments at September 30, 1999                        $21,312,640    31,111,631
                                                                       ==========    ==========

Marketable Equity Securities
----------------------------

At September 30, 1999, and December 31, 1998, marketable equity securities had aggregate costs of $8,662,062 and $9,045,454, respectively, and aggregate fair values of $11,146,874 and $6,797,268, respectively. The net unrealized gain and loss at September 30, 1999, and December 31, 1998, included gross gains of $4,154,160 and $911,588, respectively.

Avalon Imaging, Inc.
--------------------

In October 1999, the company agreed to sell its assets. The Partnership valued its portion of the estimated sales proceeds at $28,468 and realized a loss of $61,603 as of September 30, 1999.

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

CV Therapeutics, Inc.
---------------------

In August and September 1999, the Partnership sold a total of 16,862 common shares for proceeds of $249,004 and realized a loss of $88,236.

Endocare, Inc.
--------------

In July 1999, the Partnership exercised a warrant and purchased 112,500 common shares for $337,500.

Pherin Pharmaceuticals, Inc.
----------------------------

In May 1999, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $660,000 increase in the fair value of the Partnership's investment.

Simione Central Holdings, Inc. (formerly CareCentric Solutions, Inc.)
--------------------------------------------------------------------

In August 1999, CareCentric Solutions, Inc. was acquired by Simione Central Holdings, Inc. The Partnership received 127,559 Simione common shares and realized a loss of $361,091 on the sale. The Simione shares are publicly traded, but may not be sold prior to December 2000.

Synopsys, Inc.
--------------

In January 1999, the Partnership sold its entire investment in the company for proceeds of $812,000 and realized a gain of $251,995.

Thermatrix Inc.
---------------

In June 1999, the Partnership purchased 1,000 Series E Preferred shares and a warrant for 35,000 common shares for $1,000,000 in a private placement. The Preferred shares are convertible to common shares, with the number of common shares to be received determined by dividing the aggregate purchase price of the shares and warrant by the lesser of $5.00 per share or 85% of the common share market price on the conversion date. At September 30, 1999, the Preferred shares would have been convertible into 482,555 common shares; the preferred shares were valued by applying the publicly traded market price of the common shares to the number of common shares into which the preferred shares were convertible at September 30, 1999 and applying a discount for selling restrictions. The common share warrant has an exercise price of $5.3125 per share and expires on June 30, 2002.

Triangle Biomedical Sciences, Inc. (formerly Naiad Technologies, Inc.)
---------------------------------------------------------------------

In August 1999, Naiad Technologies, Inc. was acquired by Triangle Biomedical Sciences, Inc., a privately held company. The Partnership received 611 Triangle common shares and a warrant for 611 Triangle common shares and realized a loss of $387,474 on the sale. In conjunction with the sale, the Partnership agreed to advance $75,000 to Naiad to settle outstanding liabilities; through September 30, 1999, $52,500 of this amount had been advanced for which the Partnership received 2,715 Triangle shares.

Women.com Networks
------------------

In May 1999, the Partnership purchased 33,857 Series E Preferred shares for $338,570. The pricing of this round, in which third parties participated, indicated a $3,671,035 increase in the fair value of the Partnership's existing investment.

In October 1999, the company completed an initial public offering priced at $10 per common share and the Partnership's Preferred shares were converted into 580,956 common shares. Based on the publicly-traded market price, the fair value of the Partnership's investment increased from $5,809,561 at September 30, 1999 to $11,256,024 on November 11, 1999.

WorldRes, Inc.
--------------

In March 1999, the Partnership purchased 73,140 Series D Preferred shares for $442,497. The pricing of this round, in which third parties participated, indicated a $890,358 increase in the fair value of the Partnership's investment in the company's Preferred shares and warrants.

In November 1999, the company completed an additional round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated an increase in the fair value of the Partnership's investment from $2,669,655 at September 30, 1999 to $6,733,714.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made an additional investment of $7,813 in venture capital limited partnerships during the nine months ended September 30, 1999.

The Partnership received cash distributions totaling $263,717 from Batterson, Johnson and Wang, Limited Partnership, Delphi Ventures, L.P. and O,W&W Pacrim Investments Limited. The Partnership received stock and warrant distributions of Illinois Superconductor Corporation and Informix Software, Inc. with fair values totaling $116,839. Distributions totaling $93,583 were recorded as realized gains and distributions totaling $286,973 were recorded as returns of capital.

The Partnership recorded a $212,548 net decrease in fair value as a result of distributions from the partnerships which were partially offset by an increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Conversion Technologies International, Inc., Simione Central Holdings, Inc., and Thermatrix Inc. investments are restricted.

4.     Notes Receivable
       ----------------

Activity from January 1 through September 30, 1999 consisted of:

Balance at January 1, 1999                                 $202,777

Notes issued                                                 75,868
Notes converted to equity investments                       (75,868)
Repayments                                                 (198,844)
Change in accrued interest                                   (3,933)
                                                            -------
Balance at September 30, 1999                              $     --
                                                            =======

The interest rate on notes issued in 1999 was 5%.


5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1999, and December 31, 1998, consisted of:

                                           1999           1998
                                        ---------      ---------
Demand accounts                          $ 48,926         55,472
Money-market accounts                     945,690      3,105,203
                                          -------      ---------
  Total                                  $994,616      3,160,675
                                          =======      =========

6.     Distributions
       -------------

During the nine months ended September 30, 1999, the Partnership declared and paid a tax distribution of $283,627 to the General Partners.

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1999, the Partnership had the following unfunded commitments:


TYPE
----
Equity investments                                 $17,500
Line of credit guarantees                           15,720
                                                    ------
                                                   $33,220
                                                    ======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, net cash used by operating activities totaled $867,187. The Partnership paid management fees of $191,876 to the Managing General Partners and reimbursed related parties for operating expenses of $458,775. In addition, $27,988 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $274,325 were paid and $85,777 in interest and other income was received.

During the nine months ended September 30, 1999, the Partnership funded equity investments of $2,524,179 primarily to portfolio companies in the communications, environmental, information technology and medical/biotechnology industries. Cash proceeds from equity investment sales were $1,122,241, repayments of notes receivable were $198,844, and cash distributions from venture capital limited partnership investments were $263,717. The Partnership issued $75,868 in notes receivable to a portfolio company in the medical/biotechnology industry. A tax distribution of $283,627 was paid to the General Partners. As of September 30, 1999, the Partnership had unfunded commitments of $33,220 as discussed in Note 7 to the financial statements.

Cash and cash equivalents at September 30, 1999, were $994,616. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding
    -------------------------------------------------------------------
    year
    ----
Net income was $1,653,367 for the three months ended September 30, 1999, as compared to a net loss of $3,728,664 for the three months ended September 30, 1998. The improvement was primarily due to a $5,790,547 increase in the net unrealized fair value of equity investments and a $165,673 decrease in operating expenses, partially offset by a $542,850 increase in net realized loss from equity investment sales.

The Partnership recorded an increase in fair value of equity investments of $2,518,429 during the quarter ended September 30, 1999 primarily due to increases in the communications, computers and computer equipment and medical/biotechnology industries, partially offset by decreases in the environmental industry. During the same period in 1998, the decrease in fair value of equity investments of $3,272,118 was substantially attributable to decreases in the Partnership's public portfolio companies in all industry segments.

Operating expenses were $269,549 for the quarter ended September 30, 1999, compared to $435,222 for the same period in 1998. The decrease is attributable to decreased investment monitoring, administrative overhead and computer expenses.

Net realized loss from sales of equity investments was $537,313 for the quarter ended September 30, 1999 as compared to a gain of $5,537 in the quarter ended September 30, 1998. The 1999 loss resulted from the sale of the company's investments in Avalon Imaging, Inc., Naiad Technologies, Inc. and CV Therapeutics, Inc.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    --------------------------------------------------------------
    preceding year
    --------------
Net income was $7,894,804 for the nine months ended September 30, 1999, as compared to net loss of $5,683,421 for the nine months ended September 30, 1998. The increase was primarily due to a $13,834,042 increase in the net unrealized fair value of investments and a $242,624 decrease in operating expenses, partially offset by a $493,567 increase in realized losses from sales of equity investments.

During the nine months ended September 30, 1999, the increase in fair value of equity investments of $9,456,374 was primarily attributable to increases in the communications, computer and computer equipment, computer systems and software, medical/biotechnology and information technology industries, partially offset by decreases in the electronic design automation and environmental industries. During the comparable period of 1998, the decrease of $4,377,668 was due to decreases in the Partnership's public portfolio companies in all industry segments.

Operating expenses for the nine months ended September 30, 1999 and 1998 were $825,095 and $1,067,719, respectively. The decrease is attributable to decreased investment monitoring activities, administrative overhead and computer expenses.

Net realized loss from sales of equity investments was $698,453 for the nine months ended September 30, 1999 as compared to a net realized loss of $204,886 for the nine months ended September 30, 1998. The 1999 loss primarily related to the sale of the Partnership's investments in CareCentric Solutions, Inc., CV Therapeutics, Inc. and Naiad Technologies, Inc., partially offset by a gain on the sale of Synopsys, Inc. common shares. The 1998 loss primarily related to the sale of our investment in NetChannel, Inc.

YEAR 2000
---------
Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

    The Partnership's State of Readiness
    ------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI"). For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. TFI has implemented and tested Year 2000 capable versions of all its mission-critical systems. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues, and maintaining their responses in the vendor database. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

    The Risks Associated with Year 2000 Issues
    ------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If TFI's Year 2000 compliance issues have not been resolved correctly, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

    TFI's Contingency Plan
    ----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 12, 1999  By:     /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller