Form 10-K
period 1999-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2000-03-30
CIK 808066

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1999

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

Investments in portfolio companies are also described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated February 26, 1988, that forms a part of Registrant's Form N-2 Registration Statement No. 33-10896 (such Prospectus is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000 with an amendment by the General Partners and approved by a majority of the Limited Partners. If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect the Management Committee to vote in favor of extending the term of the Partnership for one additional two-year period. The Management Committee can exercise this right to extend the Partnership under an amendment to the Partnership Agreement approved by a vote of the Limited Partners in December 1997.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1999.

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1999, there were 5,647 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                For the Years Ended and As of December 31,
                                        ---------------------------------------------------------
                                        1999        1998          1997         1996          1995
                                       ------      ------        ------       ------        ------

Total income                    $    110,361       165,624      341,607       522,715      470,792
Net operating loss                (1,196,362)   (1,450,097)  (1,202,447)     (856,975)  (1,357,976)
Net realized gain from
  venture capital limited
  partnership investments            135,893       108,591      622,207       814,400    1,358,424
Net realized (loss) gain from
  sales of equity investments       (883,446)   (1,535,862)   5,770,758     3,414,575    8,337,512
Realized losses from
  investment write-downs                  --      (836,249)     (53,600)   (3,041,310)    (399,427)
Recovery from investments
  previously written off                  --            --           --         8,775       62,231
Net realized (loss) income        (1,943,915)   (3,713,617)   5,136,918       339,465    8,000,764
Change in net unrealized
 fair value:
  Equity investments              16,105,208    (1,639,131)  (4,881,218)   (3,647,984)     398,770
  Secured notes receivable                --            --           --       309,000     (309,000)
Net income (loss)                 14,161,293    (5,352,748)     255,700    (2,999,519)   8,090,534
Net income (loss) per Unit             68.39        (28.46)        1.02         (0.20)       40.83
Total assets                      38,293,191    24,420,151   29,855,568    33,890,281   41,388,167
Distributions declared               283,627            --    4,279,267       159,809    3,565,256
Distributions declared
 per Unit (2)                             --            --        24.75            --        22.06

(1) See Notes 1 and 3 to the Financial Statements for discussion of partners' capital reclassification and the method of calculation of net income (loss) per Unit.

(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Liquidity and Capital Resources
-------------------------------

In 1999, net cash used by operating activities totaled $1,183,418. The Partnership paid management fees of $279,317 to the Managing General Partners and reimbursed related parties for operating expenses of $628,865. In addition, $36,778 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $335,836 were paid, and interest and other income of $97,378 was received.

In 1999, the Partnership funded equity investments of $2,626,060, primarily to portfolio companies in the environmental, medical/biotechnology, information technology and communications industries, and issued $96,360 in notes receivable primarily to portfolio companies in the medical/biotechnology industry. Proceeds from sales of equity investments totaled $1,981,843 and repayments of convertible and other notes receivable provided $198,844; additional sales proceeds of $72,496 were receivable from an affiliated partnership at December 31, 1999. The Partnership received $408,876 in cash distributions from venture capital limited partnership investments. Tax distributions to General Partners totaled $283,627.

The Partnership is scheduled to terminate on December 31, 2000.
If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect the Management Committee to vote in favor of extending the term of the Partnership for one additional two-year period. The Management Committee can exercise this right to extend the Partnership under an amendment to the Partnership Agreement approved by a vote of the Limited Partners in December 1997.

Cash and cash equivalents at December 31, 1999, were $1,560,773. Cash reserves, interest income on short-term investments and future proceeds from equity investments sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months. Subsequent to December 31, 1999, the Partnership sold publicly traded shares in seven portfolio companies for proceeds totaling $15,529,024 and a realized gain of $11,062,388. Subsequent to December 31, 1999, a quarterly tax distribution was declared and paid to the General Partners totaling $1,238,366.


Results of Operations
---------------------

1999 compared to 1998
---------------------

Net income was $14,161,293 in 1999 compared to net loss of $5,352,748 in 1998. The change was primarily due to a $17,744,339 increase in the change in net unrealized fair value of equity investments, an $836,249 decrease in realized losses from investment write-downs, a $652,416 decrease in net realized losses from sales of equity investments, and a $301,982 decrease in operating expenses.

During 1999, the increase in fair value of $16,105,208 was primarily attributable to increases in portfolio companies in the medical/biotechnology, communications, information technology, computers and computer equipment and computer systems and software industries. In 1998, the decrease in fair value of equity investments of $1,639,131 was substantially attributable to portfolio companies in the medical/biotechnology and computers and computer equipment industries. These decreases were partially offset by increases in portfolio companies in the environmental industry.

During 1999, there were no investment write-downs. During 1998, the Partnership recorded realized losses from investment write-downs of $836,249 primarily due to a portfolio company in the environmental industry.

During 1999, net realized loss from sales of equity investments of $883,446 primarily resulted from losses on the sales of shares in Naiad Technologies, Inc. ,CardioTech International, Inc., CareCentric Solutions, Inc. and Splash Technology Holdings, Inc. partially offset by gains on the sales of shares in Synopsys, Inc. and Photon Dynamics, Inc. During 1998, net realized loss from sales of equity investments of $1,535,862 was substantially attributable to sales of the Partnership's investments in Geoworks Corporation, Nanodyne Incorporated, and NetChannel, Inc.

Total operating expenses were $987,624 and $1,289,606 for 1999 and 1998, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $212,420 of additional operating expenses in 1998 which related to prior years. If the additional expense had been recorded in prior years, total operating expenses would have been $987,624 and $1,077,186 for 1999 and 1998, respectively.

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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1999, the Partnership incurred management fees of $282,321. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1999. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $10,000 annually plus $1,000 and related expenses for each attended meeting of the Management Committee. In 1999, $36,778 of such fees were paid.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

        (a)  List of Documents filed as part of this Annual Report on Form
10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1999
                    and 1998
                  Statements of Operations for the years
                    ended December 31, 1999, 1998 and 1997
                  Statements of Partners' Capital for the years
                    ended December 31, 1999, 1998 and 1997
                  Statements of Cash Flows for the years
                    ended December 31, 1999, 1998 and 1997
                  Notes to Financial Statements

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

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

        (c) Financial Data Schedule for the year ended and as of December 31, 1999 (Exhibit 27).

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

The Partners
Technology Funding Partners III, L.P.:


We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and notes owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999 and 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




Albuquerque, New Mexico                                   /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                       December 31,
                                                ------------------------
                                                  1999            1998
                                                --------        --------
ASSETS

Equity investments (cost basis of
 $20,194,582 and $20,686,838 for 1999
 and 1998, respectively)                     $36,642,407      21,029,455
Notes receivable, net (cost basis
 of $20,824 and $202,777 for 1999
 and 1998, respectively)                          20,824         202,777
                                              ----------      ----------
      Total investments                       36,663,231      21,232,232

Cash and cash equivalents                      1,560,773       3,160,675
Due from related parties                          66,844          23,135
Other assets                                       2,343           4,109
                                              ----------      ----------
      Total assets                           $38,293,191      24,420,151
                                              ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    73,159          66,479
Other liabilities                                  3,836          15,142
                                              ----------      ----------
      Total liabilities                           76,995          81,621

Commitments, contingencies, and subsequent events (Notes 2, 4, 8, 9, and 10)

Partners' capital
 (160,000 Limited Partner Units
  outstanding)                                38,216,196      24,338,530
                                              ----------      ----------
      Total liabilities
       and partners' capital                 $38,293,191      24,420,151
                                              ==========      ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                         For the Years Ended December 31,
                                       ----------------------------------
                                         1999         1998          1997
                                         ----         ----          ----
Income:
  Notes receivable interest       $    21,611       19,640        55,071
  Short-term investment interest       88,137      145,385       283,411
  Other income                            613          599         3,125
                                    ---------    ---------     ---------
      Total income                    110,361      165,624       341,607

Costs and expenses:
  Management fees                     282,321      280,034       334,168
  Individual General
   Partners' compensation              36,778       46,081        43,121
  Operating expenses:
    Administrative and
     investor services                560,706      696,680       608,253
    Investment operations             214,860      325,684       328,943
    Computer services                 130,828      181,617       134,884
    Professional fees                  81,230       85,625        94,685
                                   ----------    ---------     ---------
      Total operating expenses        987,624    1,289,606     1,166,765
                                   ----------    ---------     ---------
      Total costs and expenses      1,306,723    1,615,721     1,544,054
                                   ----------    ---------     ---------
Net operating loss                 (1,196,362)  (1,450,097)   (1,202,447)

  Net realized gain from venture
   capital limited partnership
   investments                        135,893      108,591       622,207
  Net realized (loss) gain from
   sales of equity investments       (883,446)  (1,535,862)    5,770,758
  Realized losses from
   investment write-downs                  --     (836,249)      (53,600)
                                   ----------    ---------     ---------
Net realized (loss) income         (1,943,915)  (3,713,617)    5,136,918

Change in net unrealized fair
 value of equity investments       16,105,208   (1,639,131)   (4,881,218)
                                   ----------    ---------     ---------
Net income (loss)                 $14,161,293   (5,352,748)      255,700
                                   ==========    =========     =========
Net income (loss) per Unit        $     68.39       (28.46)         1.02
                                   ==========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1999, 1998 and 1997:


                              Reclassified-(see Note 1)
                              ------------------------
                              Limited       General
                              Partners      Partners         Total
                              --------      --------         -----
Partners' capital,
  December 31, 1996         $33,189,881      524,964     33,714,845

Net income                      163,320       92,380        255,700
Tax distribution             (3,960,000)    (319,267)    (4,279,267)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1997          29,393,201      298,077     29,691,278

Net loss                     (4,553,191)    (799,557)    (5,352,748)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1998          24,840,010     (501,480)    24,338,530

Net income                   10,942,274    3,219,019     14,161,293
Tax distribution                     --     (283,627)      (283,627)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1999         $35,782,284    2,433,912     38,216,196
                             ==========    =========     ==========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      1999           1998          1997
                                     ------         ------        ------
Cash flows from operating
 activities:
  Interest and other income
   received                       $   97,378       144,919       286,537
  Cash paid to vendors              (335,836)     (316,522)     (332,753)
  Cash paid to related parties      (944,960)   (1,403,679)   (1,224,672)
                                   ---------     ---------    ----------
     Net cash used by operating
      activities                  (1,183,418)   (1,575,282)   (1,270,888)
                                   ---------     ---------    ----------
Cash flows from investing
 activities:
  Notes receivable issued            (96,360)     (234,806)           --
  Purchase of equity investments  (2,626,060)   (1,134,639)   (6,825,868)
  Repayments of convertible and
   other notes receivable            198,844       450,712            --
  Proceeds from sales of equity
   investments                     1,981,843     1,292,093    10,946,242
  Distributions from venture
   capital limited partnerships      408,876        57,669       417,458
                                   ---------     ---------    ----------
     Net cash (used) provided by
      investing activities          (132,857)      431,029     4,537,832
                                   ---------     ---------    ----------
Cash flows from financing
 activities:
  Distributions to Limited
   and General Partners             (283,627)           --    (4,279,267)
                                   ---------     ---------    ----------
     Net cash used by financing
      activities                    (283,627)           --    (4,279,267)
                                   ---------     ---------    ----------
Net decrease in cash and
 cash equivalents                 (1,599,902)   (1,144,253)   (1,012,323)

Cash and cash equivalents
 at beginning of year              3,160,675     4,304,928     5,317,251
                                   ---------     ---------    ----------
Cash and cash equivalents
 at end of year                   $1,560,773     3,160,675     4,304,928
                                   =========     =========    ==========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      1999           1998          1997
                                     ------         ------        ------
Reconciliation of net income
 (loss) to net cash used by
  operating activities:

Net income (loss)                $14,161,293    (5,352,748)      255,700

Adjustments to reconcile net
 income (loss) to net cash
 used by operating activities:
  Net realized gain from
   venture capital limited
   partnership investments          (135,893)     (108,591)     (622,207)
  Net realized loss (gain)
   from sales of equity
   investments                       883,446     1,535,862    (5,770,758)
  Realized losses from
   investment write-downs                 --       836,249        53,600
  Change in net unrealized
   fair value of equity
   investments                   (16,105,208)    1,639,131     4,881,218
Changes in:
  Accrued interest on notes
   receivable                        (12,983)      (20,705)      (55,069)
  Accounts payable and
   accrued expenses                    6,680          (269)        8,447
  Due to/from related parties         28,787      (103,668)       (8,984)
  Other, net                          (9,540)         (543)      (12,835)
                                  ----------     ---------     ---------
Net cash used by operating
 activities                      $(1,183,418)   (1,575,282)   (1,270,888)
                                  ==========     =========     =========
Supplemental schedule of
 non-cash investing activity:
  Secured notes receivable
   converted to equity
   investments                   $    75,868            --            --
                                  ==========     =========     =========
  Investment sales receivable
   from affiliated partnership   $    72,496            --            --
                                  ==========     =========     =========

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

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling units of limited partnership interest ("Units") in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000 with an amendment by the General Partners and approved by a majority of the Limited Partners. If no further action is taken by the General Partners before this termination date, the Partnership will be liquidated in accordance with the Partnership agreement. The General Partners expect the Management Committee to vote in favor of extending the term of the Partnership for one additional two-year period. The Management Committee can exercise this right to extend the Partnership under an amendment to the Partnership Agreement approved by a vote of the Limited Partners in December 1997.

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

Partners' Capital Reclassification
------------------------------------


Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement.  Accordingly, prior years have been reclassified to conform to the current year presentation.  The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement described in Note 3 from the inception of the Partnership.  The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period.  The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses (under the provisions described in Note 3) to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.

The allocations of the net unrealized fair value increase reclassified in prior periods are as follows:
                                                                      Net Unrealized
                                                                        Fair Value
                                                                         Increase
                                            Limited     General        From Cost of
                                            Partners    Partners    Equity Investments  Total
                                            --------    --------    ------------------  -----
Partners' capital, December 31, 1996,
 before reclassification                 $26,997,022    (145,143)        6,862,966    33,714,845
Allocation of net unrealized fair value
 increase from cost                        6,192,859     670,107        (6,862,966)           --
                                          ----------     -------         ---------    ----------
Partners' capital, December 31, 1996,
 as reclassified                         $33,189,881     524,964                --    33,714,845
                                          ==========     =======         =========    ==========

Partners' capital, December 31, 1997,
 before reclassification                 $27,670,313      39,217         1,981,748    29,691,278
Allocation of net unrealized fair value
 increase from cost                        1,722,888     258,860        (1,981,748)           --
                                          ----------     -------         ---------    ----------
Partners' capital, December 31, 1997,
 as reclassified                         $29,393,201     298,077                --    29,691,278
                                          ==========     =======         =========    ==========

Partners' capital, December 31, 1998,
 before reclassification                 $24,328,469    (332,556)          342,617    24,338,530
Allocation of net unrealized fair value
 increase from cost                          511,541    (168,924)         (342,617)           --
                                          ----------     -------         ---------    ----------
Partners' capital, December 31, 1998,
 as reclassified                         $24,840,010    (501,480)               --    24,338,530
                                          ==========    ========         =========    ==========

The reclassifications of the change in net unrealized fair value of equity investments for prior periods are as follows:

                                             Limited        General
                                             Partners       Partners         Total
                                             --------       --------       ---------

For the Year Ended December 31, 1997      $(4,469,971)      (411,247)     (4,881,218)
For the Year Ended December 31, 1998       (1,211,347)      (427,784)     (1,639,131)





Investments
-----------

     Equity Investments
     ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $14,819,273 and $6,797,268 at December 31, 1999 and 1998, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Investments valued under this method were $21,823,134 and $14,232,187 at December 31, 1999 and 1998,
respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The total book cost basis exceeds the tax cost basis of investments by $348,407 as of December 31, 1999.

Net Income (Loss) Per Unit
--------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of equity investments in the profits and losses allocated to partners' capital accounts. (See Partners' Capital Reclassification discussion above. The 1998 and 1997 per Unit amounts have been modified to conform to this presentation.)
Net income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding of 160,000 for the years ended December 31, 1999, 1998 and 1997 into the total net income (loss) allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.


2.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                       For the Years Ended December 31,
                                     -----------------------------------
                                      1999          1998           1997
                                     ------        ------         ------

Management fees                    $282,321        280,034       334,168
Individual General
 Partners' compensation              36,778         46,081        43,121
Reimbursable operating expenses:
  Administrative and investor
   services                         322,351        519,669       401,967
  Investment operations             201,469        272,610       309,431
  Computer services                 130,828        181,617       127,001

Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. The management fees are payable monthly in arrears. Amounts due to related parties for management fees were $26,758 and $23,754 at December 31, 1999 and 1998, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually plus $1,000 and related expenses for each management committee meeting attended. The Individual General Partners each own 8 Units; in March 1999, one of the Individual General Partners withdrew from his position and his Units will be transferred to his successor when appointed.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. There was $21,106 and $46,889 due from related parties for operating expenses at December 31, 1999 and 1998, respectively.

The Partnership, at December 31, 1999, has recorded a $72,496 receivable from an affiliated partnership for proceeds from equity investment sales. There was no such receivable at December 31, 1998.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $212,420 consisting of $28,599 and $183,821 for 1997 and prior years, respectively. Had the additional expenses been recorded in prior years, operating expenses would have been $1,077,186 and $1,195,364 for 1998 and 1997,respectively.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated Partnerships based upon their proportionate investments in the portfolio company. At December 31, 1999, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options at an exercise price higher than the current market value. At December 31, 1999, the Partnership and affiliated Partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair market value of $170,188.

3.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

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

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated 99% to Limited Partners and 1% to the Managing General Partners.

In no event are the Managing General Partners allocated less than 1% of the net realized profit or loss of the Partnership.



4.  Equity Investments
    ------------------

At December 31, 1999, and December 31, 1998, equity investments consisted of:

                                                   December 31, 1999         December 31, 1998
                                       Principal   -----------------         ------------------
Industry (1)/              Investment  Amount or   Cost        Fair          Cost         Fair
Company           Position   Date       Shares     Basis       Value         Basis        Value
-------------     --------   ----       ------     -----       -----         -----        -----

Communications--16.5%
---------------------
Illinois
 Superconductor    Common
 Corporation       shares       1999        5,810    $87,847       4,754          --          --
Illinois
 Superconductor    Common
 Corporation       share
                   warrants at
                   $1.47-$9.56;
                   expiring
                   2000-2002    1999        2,624     18,858          --          --          --
MediaOne           Preferred
 Group, Inc.       shares       1997           --         --          --      10,447      20,361
NetChannel,        Escrowed
 Inc.              sales
                   proceeds     1998           --         --          --     161,983     161,983
NewsEDGE           Common
 Corporation       shares       1998           --         --          --      46,882      36,542
Women.com          Common       1996-
 Networks, Inc.(a) shares       1999      580,956  1,609,163   6,296,111   1,270,594   1,799,956
                                                   ---------   ---------   ---------   ---------
                                                   1,715,868   6,300,865   1,489,906   2,018,842
                                                   ---------   ---------   ---------   ---------

Computers and Computer Equipment--10.7%
---------------------------------------
Splash Technology  Common
 Holdings, Inc.    Shares       1997           --         --          --     198,812      37,250

White Electronic
 Designs           Common       1994-
 Corporation (b)   shares       1996      822,983  2,958,084   4,073,766   2,958,084     959,608
                                                   ---------   ---------   ---------   ---------
                                                   2,958,084   4,073,766   3,156,896     996,858
                                                   ---------   ---------   ---------   ---------

Computer Systems and Software--3.6%
-----------------------------------
Photon Dynamics,   Common
 Inc.              shares       1996       37,500    225,000   1,366,875     300,000     258,450
Versant            Common
 Corporation       shares       1997           --         --          --      13,250       3,416
                                                   ---------   ---------   ---------   ---------
                                                     225,000   1,366,875     313,250     261,866
                                                   ---------   ---------   ---------   ---------

Electronic Design Automation--1.5%
----------------------------------
Cadence Design     Common
 Systems, Inc.     shares       1996       24,000    313,439     557,400     313,439     674,400
Synopsys, Inc.     Common
                   shares       1997           --         --          --     560,005     735,000
                                                   ---------   ---------   ---------   ---------
                                                     313,439     557,400     873,444   1,409,400
                                                   ---------   ---------   ---------   ---------

Environmental--3.5%
-------------------
Conversion
 Technologies
 International,    Common
 Inc.              shares       1996           --         --          --           0         692
Conversion
 Technologies
 International,    Preferred    1997-
 Inc.              shares       1998           --         --          --           0       2,365
Naiad
 Technologies,     Preferred    1995-
 Inc.              shares       1997           --         --          --     405,202     680,330
Thermatrix Inc.    Common
 (b)               shares       1996       65,970    346,338      62,532     346,338     203,860

Thermatrix Inc.    Preferred
 (a) (b)           shares       1999        1,000    990,000   1,153,846          --          --
Thermatrix Inc.    Common share
 (b)               warrant
                   at $5.31;
                   expiring
                   2002         1999       35,000     10,000           0          --          --
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792     114,772          --          --
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099       4,099          --          --
                                                   ---------   ---------   ---------   ---------
                                                   1,430,229   1,335,249     751,540     887,247
                                                   ---------   ---------   ---------   ---------

Industrial/Business Automation--0.0%
------------------------------------
PRI Automation,    Common       1998-
 Inc.              shares       1999            7        315         445       1,740       1,868
                                                   ---------   ---------   ---------   ---------
                                                         315         445       1,740       1,868
                                                   ---------   ---------   ---------   ---------

Information Technology--13.7%
-----------------------------
WorldRes, Inc.     Preferred    1997-
 (a) (b)           shares       1999      434,392  1,708,124   5,047,638   1,265,627   1,336,633
WorldRes, Inc.     Preferred
 (a) (b)           share
                   warrants at
                   $3.70-$4.63;
                   expiring     1997-
                   2002-2003    1998       24,305        195     176,961          28           0
                                                   ---------   ---------   ---------   ---------
                                                   1,708,319   5,224,599   1,265,655   1,336,633
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology--43.6%
----------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       1998      368,210    797,251   1,215,093     797,251   1,215,093
ADESSO Specialty
 Services
 Organization      Preferred
 Inc. (a) (b)      shares       1997      196,944  1,264,006   1,654,330   1,264,006   1,654,330
Avalon Imaging,    Preferred
 Inc.              shares       1998           --         --          --      90,071      90,071
Biex, Inc. (a) (b) Preferred    1993-
                   shares       1999      777,021  1,023,540   1,023,540     663,916   1,527,518
Biex, Inc. (a) (b) Preferred
                   share warrant
                   at $1.00;
                   exercised
                   1999         1994           --         --          --           8      35,310
Biex, Inc. (a) (b) Preferred
                   share warrants
                   at $2.50;
                   expiring     1998-
                   2003         1999       59,653          0           0           0           0
Cardiac
 Pathways          Common
 Corporation       shares       1991           --         --          --      72,267      29,164
CardioTech
 International,    Common
 Inc.              shares       1996           --         --          --     397,788     293,400
CareCentric
 Solutions,        Preferred    1995-
 Inc.              shares       1997           --         --          --     514,257     384,432
CareCentric        Common
 Solutions,        share
 Inc.              warrant
                   at $.15;
                   expiring
                   2002         1997           --         --          --      34,932      34,932
CareCentric        Convertible
 Solutions, Inc.   notes (2)    1998           --         --          --     102,327     102,327
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       1999        4,401    108,100      98,714          --          --

CV Therapeutics,   Common
 Inc.              share
                   warrant
                   at $20.00;
                   expiring
                   2000         1995        2,880      1,152      14,869       1,152           0
CV Therapeutics,   Common
 Inc.              shares       1996        7,931     79,987     199,568     508,819     159,346
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   4,103,635   1,078,752     756,293
Hybridon, Inc.     Common
                   shares       1998           --         --          --      42,161       1,832
Inhale
 Therapeutic       Common
  Systems, Inc.    shares       1999        1,850     69,889      78,671          --          --
LifeCell           Common       1992-
 Corporation       shares       1997      351,060  1,263,574   1,803,746   1,263,574   1,522,898
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       1995      321,633    800,439   1,471,471     800,439     856,509
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000      47,170     125,000      47,170
Oxford             Common
 GlycoSciences Plc shares       1993      106,772    499,963     886,208     499,963     447,054
Peptide
 Therapeutics      Common
 Group Plc         shares       1998          978      2,659         812       2,659         772
Pharmadigm,        Preferred    1993-
 Inc. (a)          shares       1998      546,143    945,039   1,321,666     945,039   1,291,174
Pharmadigm,        Preferred
 Inc. (a)          share
                   warrants at
                   $2.00-$2.50;
                   expiring     1995-
                   2000-2001    1997       19,361      2,772       4,215       2,772       5,979
Pharmos            Common
 Corporation       shares       1995       60,331     45,248     122,170      45,248      95,444
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000   1,060,000     200,000     400,000
Simione Central    Preferred
 Holdings, Inc.(a) shares       1999      127,806    382,875     136,593          --          --
Spectrascan
 Health            Preferred
 Services, Inc.(a) shares       1994      148,439  1,226,202   1,383,117   1,226,202   1,383,117
Spectrascan
 Health            Common
 Services, Inc.(a) shares       1994       12,611          0      37,833           0      37,833
                                                  ----------  ----------  ----------  ----------
                                                  10,253,948  16,663,421  10,678,603  12,371,998
                                                  ----------  ----------  ----------  ----------

Retail/Consumer Products--0.0%
------------------------------
YES!
 Entertainment     Common
 Corporation       shares       1995       33,333          0       3,000           0       1,533
                                                  ----------  ----------  ----------  ----------
                                                           0       3,000           0       1,533
                                                  ----------  ----------  ----------  ----------

Venture Capital Limited Partnership Investments--2.9%
-----------------------------------------------------
Alta IV, Limited   Ltd.
 Partnership (a)   Partnership
                   interests   various $1,000,000    146,698     100,991     146,698     123,215
Batterson,
 Johnson, and      Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000     68,360     129,198     280,634     180,888
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    469,667     424,586     653,769     690,760
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842     202,180     652,842     278,901
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    215,424     195,121     318,583     383,845
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200     12,950      10,859      87,650      37,107

Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,439      53,852      15,628      48,494
                                                  ----------  ----------  ----------  ----------
                                                   1,589,380   1,116,787   2,155,804   1,743,210
                                                  ----------  ----------  ----------  ----------
Total equity investments--96.0%                  $20,194,582  36,642,407  20,686,838  21,029,455
                                                  ==========  ==========  ==========  ==========

Legends and footnotes:

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at 12/31/99.
(2) The Partnership has no income-producing equity investments except for convertible and subordinated notes which include accrued interest.  Interest rates on such notes range from
5% to 10%.




Marketable Equity Securities
----------------------------

At December 31, 1999 and 1998, marketable equity securities had aggregate costs of $8,032,948 and $9,045,454, respectively, and aggregate fair values of $14,819,273 and $6,797,268, respectively. The net unrealized gain at December 31, 1999 included gross gains of $7,005,352 and the net unrealized loss at December 31, 1998 included gross gains of $911,588.

Avalon Imaging, Inc.
--------------------

In October 1999, the company agreed to sell its assets. The Partnership received no proceeds and realized a loss of $90,071.

Biex, Inc.
----------

In March 1999, the Partnership purchased 132,743 Series F Preferred shares for $345,132. In May 1999, the Partnership received a stock dividend of 18,786 Preferred shares with a fair value of $20,253. In October 1999, the Partnership exercised a warrant and purchased 14,486 Series B Preferred shares for $14,492. The company's failure to meet certain revenue targets established in the Series F Preferred shares round had a dilutive impact on the Partnership's expected return and, as a result, the Partnership recorded a $898,904 decrease in fair value at December 31, 1999.

Cardiac Pathways Corporation
----------------------------

In March 1999, the Partnership sold its entire investment in the company for proceeds of $19,618 and realized a loss of $52,649.

CardioTech International, Inc.
------------------------------

In December 1999, the Partnership sold its entire investment in the company for proceeds of $60,485 and realized a loss of $337,303.

CV Therapeutics, Inc.
---------------------

In 1999, the Partnership sold 25,793 common shares for proceeds of $451,592 and realized a gain of $22,760.

Endocare, Inc.
--------------

In July 1999, the Partnership exercised a warrant and purchased 112,500 common shares for $337,500.

Inhale Therapeutic Systems, Inc.
--------------------------------

In December 1999, the Partnership purchased 1,850 common shares for $69,889.

NetChannel, Inc.
----------------

In 1999, the Partnership received the total escrowed proceeds of $161,983 related to the company's sale to America Online in May 1998.

Pherin Pharmaceuticals, Inc.
----------------------------

In May 1999, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $660,000 increase in the fair value of the Partnership's investment.

Photon Dynamics, Inc.
---------------------

In October 1999, the Partnership sold 12,500 shares for total proceeds of $314,219 and realized a gain of $239,219.

Simione Central Holdings, Inc. (formerly CareCentric Solutions, Inc.)
--------------------------------------------------------------------

In August 1999, CareCentric Solutions, Inc. was acquired by Simione Central Holdings, Inc. The Partnership received 127,806 Simione common shares and realized a loss of $361,091 on the sale.

Splash Technology Holding, Inc.
-------------------------------

In December 1999, the Partnership sold its entire investment in the company for total proceeds of $45,469 and realized a loss of $153,343.

Synopsys, Inc.
--------------

In January 1999, the Partnership sold its entire investment in the company for proceeds of $812,000 and realized a gain of $251,995.

Thermatrix Inc.
---------------

In June 1999, the Partnership purchased 1,000 Series E Preferred shares and a warrant for 35,000 common shares for $1,000,000 in a private placement. The Preferred shares are convertible to common shares, with the number of common shares to be received determined by dividing the aggregate purchase price of the shares and warrant by the lesser of $5.00 per share or 85% of the common share market price on the conversion date. At December 31, 1999, the Preferred shares would have been convertible into 1,758,242 common shares; the Preferred shares were valued by applying the publicly traded market price of the common shares to the number of common shares into which the Preferred shares were convertible at December 31, 1999 and applying a discount for selling restrictions.


Triangle Biomedical Sciences, Inc. (formerly Naiad Technologies, Inc.)
---------------------------------------------------------------------

In August 1999, Naiad Technologies, Inc. was acquired by Triangle Biomedical Sciences, Inc., a privately held company. The Partnership received 479 Triangle common shares and a warrant for 479 Triangle common shares and realized a loss of $391,311 on the sale. In conjunction with the sale, the Partnership agreed to advance $70,000 to Naiad to settle outstanding liabilities for which the Partnership received 3,620 Triangle common shares and warrants for 3,620 common shares.

Women.com Networks, Inc.
------------------------

In May 1999, the Partnership purchased 33,857 Series E Preferred shares for $338,570. In October 1999, the company completed an initial public offering priced at $10 per common share and the Partnership's Preferred shares were converted into 580,956 common shares.

WorldRes, Inc.
--------------

In March 1999, the Partnership purchased 73,140 Series D Preferred shares for $442,497. In November 1999, the company completed an additional round of financing in which the Partnership did not participate. The pricing of these rounds, in which third parties participated, indicated a $3,445,302 increase in the fair value of the Partnership's investment in the company's Preferred shares and warrants at December 31, 1999.

Venture Capital Limited Partnerships
------------------------------------

The Partnership made additional investments totaling $7,813 in venture capital limited partnerships during the year ended December 31, 1999. The Partnership received cash distributions of $408,876 from Alta IV, Limited Partnership, Batterson, Johnson and Wang, Limited Partnership, Delphi Ventures, L.P., Medical Science Partners, LP, O, W & W Pacrim Investments Limited and Trinity Ventures IV, L.P. The Partnership also received stock distributions of Illinois Superconductor Corporation, Informix Corporation, PRI Automation, Inc., CollaGenex Pharmaceuticals, Inc. and Bolder Technologies, Inc. with fair values totaling $301,254. Distributions totaling $135,893 were recorded as realized gains and distributions totaling $574,237 were recorded as returns of capital.

The Partnership recorded a $59,999 decrease in fair value as a result of a net decrease in the fair value of the underlying investments of the partnerships, caused, in part, by distributions received from the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies. Portions of the Partnership's Simione Central Holdings, Inc., Women.com Networks, Inc. and Thermatrix Inc. investments are restricted.

5.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                          For the Years Ended December 31,
                                         ----------------------------------
                                           1999          1998        1997
                                          ------        ------      ------
Increase (decrease) in fair value
 from cost of marketable equity
 securities                          $ 6,786,325   (2,248,186)    (389,092)

Increase in fair value from cost of
 non-marketable equity securities      9,661,500    2,590,803    2,370,840
                                      ----------    ---------    ---------
Net unrealized fair value increase
 from cost at end of year             16,447,825      342,617    1,981,748

Net unrealized fair value increase
 from cost at beginning of year          342,617    1,981,748    6,862,966
                                      ----------    ---------    ---------
Change in net unrealized fair value
 of equity investments               $16,105,208   (1,639,131)  (4,881,218)
                                      ==========    =========    =========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               1999            1998
                                              ------          ------
Balance, beginning of year                  $202,777               --

Secured notes receivable issued               96,360           35,962
Unsecured notes receivable issued                 --          198,844
Repayments of notes receivable              (198,844)         (35,962)
Secured notes converted to equity investment (75,868)              --
(Decrease) increase in accrued interest       (3,601)           3,933
                                             -------          -------
Balance, end of year                        $ 20,824          202,777
                                             =======          =======

The interest rate on notes receivable at December 31, 1999 was 16%.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1999 and 1998 consisted of:

                                          1999                 1998
                                         ------               ------
Demand accounts                      $  161,015               55,472
Money-market accounts                 1,399,758            3,105,203
                                      ---------            ---------
  Total                              $1,560,773            3,160,675
                                      =========            =========

8.  Distributions
    -------------

In the third quarter of 1999, a tax distribution was paid to the General Partners totaling $283,627. Subsequent to December 31, 1999, a quarterly tax distribution was declared and paid to the General Partners totaling $1,238,366.

9.  Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1999, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.
The Partnership uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend financing are agreements to lend to a company as long as there are no violations of any conditions established in the contract. The credit lines generally have fixed termination dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. All convertible and secured note commitments funded require collateral specified in the agreements.

10. Subsequent Events
    -----------------

Subsequent to December 31, 1999, the Partnership sold publicly traded shares in seven portfolio companies for proceeds totaling $15,529,024 and a realized gain of $11,062,388. The following table discloses details of the transactions:

                                                     Additional
                              12/31/99      Sale       Value     Realized
  Company                    Fair Value   Proceeds    Realized  Gain (Loss)
-----------                  ----------   --------   ---------- ----------
CV Therapeutics, Inc.       $  199,568     214,137      14,569    134,150
Illinois Superconductor
 Corporation                     4,754       7,989       3,235    (79,858)
Inhale Therapeutic
 Systems, Inc.                  78,671     203,348     124,677    133,459
Matrix Pharmaceutical, Inc.  1,362,750   4,543,436   3,180,686  3,817,818
Oxford GlycoSciences Plc       886,208   3,823,992   2,937,784  3,324,029
Pharmos Corporation            122,170     191,382      69,212    146,134
White Electronic Designs
 Corporation                 4,073,766   6,544,740   2,470,974  3,586,656
                             ---------  ----------   --------- ----------
    Total                   $6,727,887  15,529,024   8,801,137 11,062,388
                             =========  ==========   ========= ==========

Significant changes in the fair value of the Partnership's investments subsequent to December 31, 1999 are:

                                                             Increase
                                                            (Decrease)
                               12/31/99       03/20/00         in
  Company                     Fair Value     Fair Value     Fair Value
-----------                   ----------     ----------     ----------
Endocare, Inc.               $ 4,103,635      9,488,883      5,385,248
LifeCell Corporation           1,803,746      2,808,480      1,004,734
Photon Dynamics, Inc.          1,366,875      3,093,750      1,726,875
Women.com Networks, Inc.       6,296,111      4,411,635     (1,884,476)
                              ----------     ----------      ---------
    Total                    $13,570,367     19,802,748      6,232,381
                              ==========     ==========      =========

The March 20, 2000 fair value is based on the closing price of the portfolio company's publicly traded common shares on that date with an illiquidity discount for selling restrictions where applicable.


<TABLE/>


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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 29, 2000    By:       /s/Michael Brenner
                               --------------------------------
	Michael Brenner
	Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

 /s/Charles R. Kokesh         President, Chief       March 29, 2000
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.



