Form 10-Q
period 2000-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2000-05-12
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         March 31,        December 31,
                                           2000              1999
                                       ------------       -----------
ASSETS

Equity investments (cost basis
 of $16,836,944 and $20,194,582 for
 2000 and 1999, respectively)          $38,244,587        36,642,407
Notes receivable (cost basis of
 $2,059,575 and $20,824 for 2000
 and 1999, respectively)                 2,059,575            20,824
                                        ----------        ----------
     Total investments                  40,304,162        36,663,231

Cash and cash equivalents               13,044,644         1,560,773
Due from related parties                        --            66,844
Other assets                                 6,744             2,343
                                        ----------        ----------
     Total                             $53,355,550        38,293,191
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    83,694            73,159
Due to related parties                      55,350                --
Other liabilities                               --             3,836
                                        ----------        ----------
     Total liabilities                     139,044            76,995

Commitments, contingencies and
 subsequent event (Notes 2, 3, 6 and 7)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           48,827,951        35,782,284
 General Partners                        4,388,555         2,433,912
                                        ----------        ----------
     Total partners' capital            53,216,506        38,216,196
                                        ----------        ----------
     Total liabilities
      and partners' capital            $53,355,550        38,293,191
                                        ==========        ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                 For the Three Months Ended March 31,
                                 -----------------------------------
                                            2000        1999
                                         ---------   ---------
Income:
 Notes receivable interest            $    46,777       7,292
 Short-term investment interest            23,325      35,567
 Other income                                  --         123
                                       ----------   ---------
    Total income                           70,102      42,982

Costs and expenses:
 Management fees                           95,733      61,050
 Individual General Partners'
  compensation                              5,160      11,414
 Operating expenses:
  Administrative and investor services    112,151     128,849
  Investment operations                    64,880      79,820
  Professional fees                        18,111      10,413
  Computer services                        32,868      28,734
                                       ----------   ---------
    Total operating expenses              228,010     247,816
                                       ----------   ---------
    Total costs and expenses              328,903     320,280
                                       ----------   ---------
Net operating loss                       (258,801)   (277,298)

 Net realized gain from sales
  of equity investments                11,224,592     199,951
 Realized gains from venture capital
  limited partnership investments         288,029      93,583
                                       ----------   ---------
Net realized income                    11,253,820      16,236

Change in net unrealized
 fair value of equity
 investments                            4,959,818   1,258,829
Net unrealized gain on foreign
 currency transaction                      25,038          --
                                       ----------   ---------

Net income                            $16,238,676   1,275,065
                                       ==========   =========

Net income per Unit                   $     81.54        3.98
                                       ==========   =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Three Months Ended March 31,
                                     -----------------------------------
                                              2000            1999
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received      $    24,204          44,320
 Cash paid to vendors                        (82,737)       (106,364)
 Cash paid to related parties               (121,674)       (191,166)
                                          ----------       ---------
  Net cash used by operating
   activities                               (180,207)       (253,210)
                                          ----------       ---------
Cash flows from investing activities:
 Proceeds from sales of
  equity investments                      15,692,142         873,237
 Purchase of equity investments             (818,933)       (817,846)
 Notes receivable issued                  (2,000,000)             --
 Repayment of notes receivable                 4,197         198,844
 Distributions from venture capital
  limited partnerships                            --          93,338
                                          ----------       ---------
  Net cash provided by
   investing activities                   12,877,406         347,573
                                          ----------       ---------

Cash flows from financing activities:
 Tax distributions to General
  Partners                                (1,238,366)             --
                                          ----------       ---------
  Net cash used by financing activities   (1,238,366)             --
                                          ----------       ---------

Effect of exchange rate changes on
 cash and cash equivalents                    25,038              --
                                          ----------       ---------
Net increase in cash
 and cash equivalents                     11,483,871          94,363

Cash and cash equivalents at beginning
 of year                                   1,560,773       3,160,675
                                          ----------       ---------
Cash and cash equivalents
 at March 31                             $13,044,644       3,255,038
                                          ==========       =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------

                                     For the Three Months Ended March 31,
                                     ------------------------------------
                                              2000             1999
                                           ----------       ----------

Reconciliation of net income to net
 cash used by operating activities:

Net income                                $16,238,676      1,275,065

Adjustments to reconcile net income
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                     (11,224,592)      (199,951)
  Realized gains from venture capital
   limited partnership investments           (288,029)       (93,583)
  Change in net unrealized fair value of
   equity investments                      (4,959,818)    (1,258,829)
  Net unrealized gain on foreign currency
   transaction                                (25,038)            --
Changes in:
  Accrued interest on notes receivable        (45,898)         1,338
  Accounts payable and accrued expenses        10,535         (9,856)
  Due to/from related parties                 122,194         40,738
  Other changes, net                           (8,237)        (8,132)
                                           ----------      ---------
Net cash used by operating activities     $  (180,207)      (253,210)
                                           ==========      =========


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 2000, and December 31, 1999, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to financial statements for activity through March 31, 2000, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Partners' Capital Reclassification
----------------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement. The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement from the inception of the Partnership. The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period. The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.

The allocation of the net unrealized fair value increase reclassified as of March 31, 1999 follows:
                                                  Net Unrealized
                                                    Fair Value
                                                     Increase
                              Limited   General    From Cost of
                              Partners  Partners   Investments      Total
                              --------  --------  --------------  ---------
Partners' capital,
 March 31, 1999,
 before reclassification   $24,344,543 (332,394)    1,601,446   25,613,595
Allocation of net
 unrealized fair value
 increase from cost          1,132,116  469,330    (1,601,446)          --
                            ----------  -------    ----------   ----------
Partners' capital,
 March 31, 1999,
 as reclassified           $25,476,659  136,936            --   25,613,595
                            ==========  =======    ==========   ==========

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 2000 and 1999, were as follows:


                                            2000              1999
                                         ---------          --------
Management fees                          $ 95,733            61,050
Individual General Partners'
 compensation                               5,160            11,414
Reimbursable operating expenses           142,975           159,440


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $23,440 due to related parties for such expenses at March 31, 2000 compared to $21,106 due from related parties at December 31, 1999.

Amounts due to related parties for management fees were $31,910 and $26,758 at March 31, 2000, and December 31, 1999, respectively.

At December 31, 1999, the Partnership had a receivable of $72,496 for investment sales proceeds due from an affiliated partnership. These monies were received in the first quarter of 2000.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated Partnerships based upon their proportionate investments in the portfolio company. At March 31, 2000, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options at an exercise price higher than the current market value. At March 31, 2000, the Partnership and affiliated Partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair market value of $648,645.



3.     Equity Investments
       ------------------

A complete listing of the Partnerships equity investments at December 31, 1999, is in the 1999
Annual Report on Form 10-K.  Activity from January 1 through March 31, 2000, consisted of:
                                                                   January 1 through March 31, 2000
                                                       Principal   --------------------------------
                                                       Amount or
                                        Investment    Shares as of        Cost           Fair
Industry/Company          Position        Date       March 31, 2000       Basis          Value
----------------          --------     ----------     ------------     ----------     ---------
Balance at January 1, 2000                                            $20,194,582    36,642,407
                                                                       ----------    ----------

Significant changes:

Communications
--------------
Illinois Superconductor  Common
 Corporation             shares          1999                  0          (87,847)       (4,754)
Women.com Networks,      Common
 Inc. (a)                shares          1996-1999       580,956                0    (1,439,784)

Computers and Computer Equipment
--------------------------------
White Electronic         Common
 Designs Corporation     shares          various               0       (2,958,084)   (4,073,766)

Computer Systems and Software
-----------------------------
Photon Dynamics,         Common
 Inc.                    shares          1996             37,500                0     1,478,438

Electronic Design Automation
----------------------------
Cadence Design           Common
 Systems, Inc.           shares          1996             24,000                0       (51,000)


Industrial/Business Automation
------------------------------
Nanophase Technologies   Common
 Corporation             shares          2000             14,557          251,108       233,465

Medical/Biotechnology
---------------------
Acusphere,               Convertible
 Inc. (a)                note            2000           $299,137          302,087       302,087
ADESSO Specialty
 Services Organization   Preferred
 Inc. (a) (b)            shares          1997-2000       204,670          129,797     1,784,126
CV Therapeutics,         Common
 Inc.                    shares          1996                  0          (79,987)     (199,568)
Endocare, Inc. (b)       Common
                         shares          1996-1999       492,929                0     5,323,634
Epoch                    Common
 Pharmaceuticals Inc.    shares          2000              5,264          105,280        73,106
Inhale Therapeutic       Common
 Systems, Inc.           shares          1999                  0          (69,889)      (78,671)
LifeCell                 Common
 Corporation             shares          1992-1997       351,060                0       719,674
Matrix                   Common
 Pharmaceutical, Inc.    shares          1992-1995        31,633         (725,618)   (1,121,927)
Oxford GlycoSciences     Common
 Plc                     shares          1993                 50         (499,724)     (884,624)
Pharmadigm,              Common
 Inc. (a)                shares          1993-1998       546,143                0      (775,523)
Pharmos                  Common
 Corporation             shares          1995                  0          (45,248)     (122,170)
Sanarus Medical,         Preferred
 Inc. (a) (b)            shares          2000            260,000          390,000       390,000
Simione Central          Common
 Holdings, Inc. (a)      shares          1999             25,511                0       (64,843)


Venture Capital Limited Partnership Investments
-----------------------------------------------
Various                  Limited
                         Partnership
                         interests      various       $3,875,208          (68,359)      147,514
                                                                       ----------    ----------
Total significant changes during the three months
 ended March 31, 2000                                                  (3,356,484)    1,635,414

Other changes, net                                                         (1,154)      (33,234)
                                                                       ----------    ----------
Total equity investments at March 31, 2000                            $16,836,944    38,244,587
                                                                       ==========    ==========


Legend and footnotes:

(a)  Equity securities acquired in a private placement transaction;
     resale may be subject to certain selling restrictions.

(b)  Portfolio company is an affiliate of the Partnership;
     resale may be subject to certain selling restrictions.



Marketable Equity Securities
----------------------------

At March 31, 2000, and December 31, 1999, marketable equity securities had aggregate costs of $3,853,002 and $8,032,948, respectively, and aggregate fair values of $16,049,734 and $14,819,273, respectively. The net unrealized gains at March 31, 2000, and December 31, 1999, included gross gains of $12,360,344 and $7,005,352, respectively.

Acusphere, Inc.
---------------

In February 2000, the Partnership funded a convertible note to the company in the amount of $299,137, with an interest rate of 8% and a maturity date of December 31, 2000. The note is convertible into 90,648 Series E Preferred shares.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 7,726 Series E Preferred shares for $129,797. The pricing of this round, in which third parties participated, indicated a $1,654,329 increase in the fair value of the Partnership's investment in the company's preferred shares.

CV Therapeutics, Inc.
---------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $214,137 and realized a gain of $134,150.

Illinois Superconductor Corporation
-----------------------------------

In January 2000, the Partnership sold 5,810 common shares in the company for proceeds of $7,815 and realized a loss of $80,032.

Inhale Therapeutic Systems, Inc.
--------------------------------

In March 2000, the Partnership sold its entire investment in the company for proceeds of $203,348 and realized a gain of $133,459.

Matrix Pharmaceuticals, Inc.
----------------------------

During the first quarter of 2000, the Partnership sold 290,000 common shares in the company for proceeds of $4,530,536 and realized a gain of $3,804,918.

Oxford GlycoSciences Plc
------------------------

During the first quarter of 2000, the Partnership sold 106,722 common shares in the company for proceeds of $4,052,250 and realized a gain of $3,552,526.

Pharmadigm, Inc.
----------------

In March 2000, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a $779,738 decrease in the fair value of the Partnership's investment.

Pharmos Corporation
-------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $187,762 and realized a gain of $142,514.

Sanarus Medical, Inc.
---------------------

In February 2000, the Partnership purchased 260,000 Series A Preferred shares in the company for $390,000.

Simione Central Holdings, Inc.
------------------------------

In March 2000, the company's shareholders approved a one-for-five reverse stock split in order to meet requirements to maintain the company's listing on the Nasdaq National Market.

White Electronic Designs Corporation
------------------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $6,496,284 and realized a gain of $3,538,200.

Venture Capital Limited Partnerships
------------------------------------

The Partnership received stock distributions of Epoch Pharmaceuticals Inc. and Nanophase Technologies Corporation with fair values totaling $356,388. Distributions totaling $288,029 were recorded as realized gains and distributions totaling $68,359 were recorded as returns of capital.

The Partnership recorded a $215,873 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Portions of the Partnership's Simione Central Holdings, Inc., Thermatrix Inc. and Women.com Networks, Inc. investments are restricted.

Subsequent to March 31, 2000, the fair value of the Partnership's investments in Endocare, Inc., LifeCell Corporation and Women.com Networks, Inc. decreased by $1,417,171, $658,237 and $2,176,667, respectively, as a result of a decrease in the publicly traded market price on May 8, 2000.

4.  Notes Receivable
    ----------------

Activity from January 1 through March 31 consisted of:

                                           2000           1999
                                        ---------      ---------
Balance at January 1                   $   20,824        202,777

Notes receivable issued                 2,000,000             --
Repayments of notes receivable             (4,197)      (198,844)
Change in interest receivable              42,948         (3,933)
                                        ---------        -------
Balance at March 31                    $2,059,575             --
                                        =========        =======

The interest rate on notes receivable at March 31, 2000 ranged from 16% to 50%. All notes are due on demand.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at March 31, 2000, and December 31, 1999, consisted of:

                                           2000           1999
                                        ---------      ---------
Demand accounts                       $    36,805        161,015
Money-market accounts                  13,007,839      1,399,758
                                       ----------      ---------
  $                                   $13,044,644      1,560,773
                                       ==========      =========


6.     Distributions
       -------------

In the first quarter of 2000, a tax distribution totaling $1,238,366 was declared and paid to the General Partners. Subsequent to March 31, 2000, a quarterly tax distribution was declared and paid to General Partners totaling $1,654,540.

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 2000, there were no unfunded commitments to portfolio companies and venture capital limited partnerships.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, net cash used by operating activities totaled $180,207. The Partnership paid management fees of $90,581 to the Managing General Partners and reimbursed related parties for operating expenses of $98,429. The Partnership also received investment sales proceeds of $72,496 from an affiliated partnership. In addition, $5,160 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $82,737 were paid and $24,204 in interest income was received.

During the three months ended March 31, 2000, the Partnership funded equity investments of $818,933 to portfolio companies in the medical/biotechnology industry and issued $2,000,000 in notes receivable to a portfolio company in the computer systems and software industry. Proceeds from equity investment sales were $15,692,142 and repayments of notes receivable were $4,197. Tax distributions totaling $1,238,366 were paid to the General Partners.

Cash and cash equivalents at March 31, 2000, were $13,044,644. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months. Subsequent to March 31, 2000, a quarterly tax distribution totaling $1,654,540 was declared and paid to the General Partners.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $16,238,676 and $1,275,065 for the three months ended March 31, 2000 and 1999, respectively. The change was primarily due to an $11,024,641 increase in net realized gains from equity investment sales, an increase of $3,700,989 in the change in net unrealized fair value of equity investments and a $194,446 increase in net realized gain from venture capital limited partnerships.

Net realized gain from sales of equity investments was $11,224,592 for the quarter ended March 31, 2000, as compared to a net realized gain of $199,951 for the quarter ended March 31, 1999. The gain in 2000 primarily resulted from the sales of Matrix Pharmaceuticals, Inc., Oxford
GlycoSciences Plc and White Electronic Designs Corporation. (See Note 3.)

The Partnership recorded an increase in fair value of equity investments of $4,959,818 during the quarter ended March 31, 2000 primarily due to increases in portfolio companies in the medical/biotechnology and computer systems and software industries, partially offset by decreases in the communications and computer and computer equipment industries. During the same period in 1999, the increase in fair value of equity investments of $1,258,829 was substantially attributable to increases in the information technology and medical/biotechnology industries, partially offset by decreases in the computer and computer equipment and electronic design automation industries.

During the quarter ended March 31, 2000 the Partnership recorded net realized gains from venture capital limited partnership investments of $288,029. During the same period in 1999, there were gains of $93,583. The gains represented distributions from profits of venture capital limited partnerships.

Operating expenses were $228,010 for the quarter ended March 31, 2000, compared to $247,816 for the same period in 1999. The decrease is attributable to decreased investment monitoring activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

(b) Financial Data Schedule for the three months ended and as of March 31, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 2000 By:           /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Vice President