Form 10-Q
period 2000-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2000-08-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          June 30,        December 31,
                                           2000              1999
                                        ----------        -----------
ASSETS

Equity investments (cost basis
 of $16,769,034 and $20,194,582 for
 2000 and 1999, respectively)          $19,537,464        36,642,407
Notes receivable, net (cost basis of
 $3,858,855 and $20,824 for 2000
 and 1999, respectively)                 2,513,057            20,824
                                        ----------        ----------
     Total investments                  22,050,521        36,663,231

Cash and cash equivalents                9,417,238         1,560,773
Due from related parties                     3,885            66,844
Other assets                                 8,593             2,343
                                        ----------        ----------
     Total                             $31,480,237        38,293,191
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    46,858            73,159
Other liabilities                            3,836             3,836
                                        ----------        ----------
     Total liabilities                      50,694            76,995

Commitments and contingencies
 (Notes 2 and 7)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           32,819,692        35,782,284
 General Partners                       (1,390,149)        2,433,912
                                        ----------        ----------
     Total partners' capital            31,429,543        38,216,196
                                        ----------        ----------
     Total liabilities
      and partners' capital            $31,480,237        38,293,191
                                        ==========        ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Six
                                              Months Ended                  Months Ended
                                                June 30,                      June 30,
                                        ------------------------     -------------------------
                                            2000        1999             2000          1999
                                            ----        ----             ----          ----
Income:
 Notes receivable interest           $    304,434       3,364           351,211         10,656
 Short-term investment interest            66,464      24,023            89,789         59,590
 Other income                                  --         123                --            246
                                       ----------   ---------        ----------      ---------
  Total income                            370,898      27,510           441,000         70,492

Costs and expenses:
 Management fees                          133,389      64,243           229,122        125,293
 Individual General Partners'
  compensation                             15,301       7,190            20,461         18,604
 Operating expenses:
  Administrative and investor services    151,473     171,040           263,624        299,889
  Investment operations                   249,442      63,697           314,322        143,517
  Professional fees                        15,963      43,916            34,074         54,329
  Computer services                        33,570      29,077            66,438         57,811
                                       ----------   ---------        ----------      ---------
    Total operating expenses              450,448     307,730           678,458        555,546
                                       ----------   ---------        ----------      ---------
Total costs and expenses                  599,138     379,163           928,041        699,443
                                       ----------   ---------        ----------      ---------
Net operating loss                       (228,240)   (351,653)         (487,041)      (628,951)

 Net realized (loss) gain from sales
  of equity investments                   (63,642)         --        11,160,950        199,951
 Realized gains from venture capital
  limited partnership investments         202,900          --           490,929         93,583
 Realized losses from investment
  write-downs                                  --    (361,091)               --       (361,091)
 Net realized loss on foreign
  currency                                (63,370)         --           (63,370)            --
                                       ----------   ---------        ----------      ---------

Net realized (loss) income               (152,352)   (712,744)       11,101,468       (696,508)

Change in net unrealized
 fair value:
  Equity investments                  (18,639,213)  5,679,116       (13,679,395)     6,937,945
  Notes receivable                     (1,345,798)         --        (1,345,798)            --
Net unrealized loss on foreign
 currency transaction                     (25,038)         --                --             --
                                       ----------   ---------        ----------      ---------

Net (loss) income                    $(20,162,401)  4,966,372        (3,923,725)     6,241,437
                                       ==========   =========        ==========      =========

Net (loss) income per Unit           $    (100.06)      24.94            (18.52)         28.92
                                       ==========   =========        ==========      =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              2000            1999
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received      $    91,434          68,466
 Cash paid to vendors                       (204,971)       (207,052)
 Cash paid to related parties               (692,662)       (434,916)
                                          ----------       ---------

  Net cash used by operating
   activities                               (806,199)       (573,502)
                                          ----------       ---------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                      15,736,552         873,237
 Purchase of equity investments             (841,998)     (2,126,366)
 Notes receivable issued                  (3,500,000)        (75,868)
 Repayments of notes receivable                6,837         198,844
 Distributions from venture capital
  limited partnerships                       187,571          93,338
                                          ----------       ---------
  Net cash provided (used) by
   investing activities                   11,588,962      (1,036,815)
                                          ----------       ---------
Cash flows from financing activities:
 Tax distributions to General Partners    (2,862,928)             --
                                          ----------       ---------
  Net cash used by financing activities   (2,862,928)             --
                                          ----------       ---------
Effect of exchange rate changes on
 cash and cash equivalents                   (63,370)             --
                                          ----------       ---------
  Net increase (decrease) in cash and
   cash equivalents                        7,856,465      (1,610,317)

Cash and cash equivalents at
 beginning of year                         1,560,773       3,160,675
                                          ----------       ---------
Cash and cash equivalents
 at June 30                              $ 9,417,238       1,550,358
                                          ==========       =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------

                                        For the Six Months Ended June 30,
                                        ---------------------------------
                                              2000             1999
                                           ----------       ----------

Reconciliation of net (loss) income to
 net cash used by operating activities:

Net (loss) income                         $(3,923,725)     6,241,437

Adjustments to reconcile net (loss)
 income to net cash used by
 operating activities:
  Net realized gain from sales of
   equity investments                     (11,160,950)      (199,951)
  Realized gains from venture capital
   limited partnership investments           (490,929)       (93,583)
  Realized losses from investment
   write-downs                                     --        361,091
  Change in net unrealized fair value:
   Equity investments                      13,679,395     (6,937,945)
   Notes receivable                         1,345,798             --
  Net realized loss on foreign currency
   transaction                                 63,370             --

Changes in:
  Accrued interest on notes receivable       (349,566)        (2,026)
  Accounts payable and accrued expenses       (26,301)        17,723
  Due to related parties                       62,959         51,116
  Other changes, net                           (6,250)       (11,364)
                                            ---------      ---------

Net cash used by operating activities      $ (806,199)      (573,502)
                                            =========      =========


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

Interim Financial Statements
----------------------------

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

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

The Management Committee has the authority to establish valuation procedures and periodically apply such procedures to the Partnership's venture capital investment portfolio. In fulfilling this responsibility, the Managing General Partners under the direction of the Management Committee periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. Any change in fair value which results from the revision in estimating procedures is reported as a change in accounting estimate. The valuation procedures have been revised and approved by the Management Committee and applied under their direction by the Managing General Partners in preparing the June 30, 2000 financial statements. A change in accounting estimate of $15,927,394 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation and is included in the "Change in net unrealized fair value of investments" on the Statement of Operations.

The fair value of investments in publicly traded securities is considered to be the amount which the company may reasonably expect to receive if sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Partnership and its affiliates is substantial in relation to the average trading volume.

The fair value of all other investments is determined in good faith by the Managing General Partners under the direction of the Management Committee after consideration of available, relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition on a current sale. Inherent in the good faith determination of fair value of these investments is the selection of a reasonable period for orderly disposition. As the Partnership nears the end of its life, the available period for disposition necessarily shortens. Other significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value.

At June 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $9,063,280 and $14,443,405, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Management Committee amounted to $7,946,622 and $12,206,492 at June 30, 2000 and December 31,
1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 2000 and 1999, were as follows:


                                            2000              1999
                                         ---------          --------
Management fees                          $229,122           125,293
Individual General Partners'
 compensation                              20,461            18,604
Reimbursable operating expenses           506,038           342,135


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $48,347 and $21,106 due from related parties for such expenses at June 30, 2000 and December 31, 1999, respectively.

Amounts due to related parties for management fees were $44,462 and $26,758 at June 30, 2000, and December 31, 1999, respectively.

At December 31, 1999, the Partnership had a receivable of $72,496 for investment sales proceeds due from an affiliated partnership. These monies were received in the first quarter of 2000. There were no such receivables at June 30, 2000.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated Partnerships based upon their proportionate investments in the portfolio company. At June 30, 2000, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options at an exercise price higher than the current market value. At June 30, 2000, the Partnership and affiliated Partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair market value of $358,459.



3.     Equity Investments
       ------------------

At June 30, 2000, equity investments consisted of:
                                                                            June 30, 2000
                                                     Principal       ------------------------
                                                     Amount or
Industry (1)/                 Investment            Shares as of          Cost           Fair
Company           Position       Date               June 30, 2000         Basis          Value
----------------  ---------   ----------            -------------      ----------     ---------

Communications--4.8%
--------------------

Illinois
 Superconductor    Common
 Corporation       share
                   warrants at
                   $1.47-$9.56;
                   expiring
                   2000-2002    1999                    2,624           18,858            1,794
Women.com          Common       1996-
 Networks, Inc.    shares       1999                  580,956        1,609,163        1,498,866
                                                                     ---------        ---------
                                                                     1,628,021        1,500,660
                                                                     ---------        ---------

Computer Systems and Software--7.7%
-----------------------------------
Photon Dynamics,   Common
 Inc.              shares       1996                   37,500          225,000        2,431,425
                                                                     ---------        ---------
                                                                       225,000        2,431,425
                                                                     ---------        ---------

Electronic Design Automation--1.5%
----------------------------------
Cadence Design     Common
 Systems, Inc.     shares       1996                   24,000          313,439          480,912
                                                                     ---------        ---------
                                                                       313,439          480,912
                                                                     ---------        ---------

Environmental--0.1%
-------------------
Thermatrix Inc.    Common
 (b)               shares       1996                   65,970          346,338                0
Thermatrix Inc.    Preferred
 (a) (b)           shares       1999                    1,000          990,000                0
Thermatrix Inc.    Common share
 (b)               warrant
                   at $5.31;
                   expiring
                   2002         1999                   35,000           10,000                0
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999                    4,099           79,792           28,693
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999                    4,099            4,099            1,025
                                                                     ---------        ---------
                                                                     1,430,229           29,718
                                                                     ---------        ---------

Industrial/Business Automation--0.5%
------------------------------------
PRI Automation,    Common       1998-
 Inc.              shares       1999                        7              315              433
Nanophase
 Technologies      Common
 Corporation       shares       2000                   14,557          251,108          152,849
                                                                     ---------        ---------
                                                                       251,423          153,282
                                                                     ---------        ---------


Information Technology--8.3%
----------------------------
WorldRes, Inc.     Preferred    1997-
 (a) (b)           shares       1999                  434,392        1,708,124        2,523,819
WorldRes, Inc.     Preferred
 (a) (b)           share
                   warrants at
                   $3.70-$4.63;
                   expiring     1997-
                   2002-2003    1998                   24,305              195           88,480
                                                                     ---------        ---------
                                                                     1,708,319        2,612,299
                                                                     ---------        ---------

Medical/Biotechnology--34.6%
----------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2000                  432,138        1,100,909          821,062
ADESSO Specialty
 Services
 Organization      Preferred    1997-
 Inc. (a) (b)      shares       2000                  204,670        1,393,803        1,719,228
American OBGYN,    Preferred
 Inc. (a)          shares       1994                  148,439        1,226,202          345,779
American OBGYN,    Common
 Inc. (a)          shares       1994                   12,611                0            9,458
Biex, Inc. (a) (b) Preferred    1993-
                   shares       1999                  777,021        1,023,540          204,707
Biex, Inc. (a) (b) Preferred
                   share warrants
                   at $0.01-$2.50;
                   expiring     1998-
                   2003-2005    2000                   71,186                0                0
Biex, Inc. (a) (b) Convertible
                   note (2)     2000                  $23,065           23,242            4,648
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       1999                    4,401          108,100           40,929
Endocare, Inc.     Common       1996-
 (b)               shares       1999                  492,929        1,416,252        4,495,021
Flamel             Common
 Technologies      shares       2000                    7,774           43,511           37,704
LifeCell           Common       1992-
 Corporation       shares       1997                  351,060        1,263,574        1,952,735
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       1995                   31,633           74,821          420,719
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993                   23,585          125,000           16,510
Oxford             Common
 GlycoSciences Plc shares       1993                       50              239            1,584
Peptide
 Therapeutics      Common
 Group Plc         shares       1998                      978            2,659              882
Pharmadigm,        Preferred    1993-
 Inc. (a)          shares       1998                  546,143          945,039          218,457
Pharmadigm,        Preferred
 Inc. (a)          share
                   warrants at
                   $2.00-$2.50;
                   expiring     1995-
                   2000-2001    1997                   10,541                0                0
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991                  200,000          200,000          371,000
Sanarus Medical,   Preferred
 Inc. (a) (b)      shares       2000                  260,000          390,000          156,000
Simione Central    Common
 Holdings, Inc.(a) shares       1999                   25,561          382,875           55,074
                                                                    ----------       ----------
                                                                     9,719,766       10,871,497
                                                                    ----------       ----------

Retail/Consumer Products--0.0%
------------------------------
YES!
 Entertainment     Common
 Corporation       shares       1995                   33,333                0                0
                                                                    ----------       ----------
                                                                             0                0
                                                                    ----------       ----------

Venture Capital Limited Partnership Investments--4.6%
-----------------------------------------------------
Alta IV, Limited   Ltd.
 Partnership (a)   Partnership
                   interests   various             $1,000,000          146,698           54,316
Batterson,
 Johnson, and      Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various               $500,000                0          164,474
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various               $750,000          469,667          697,476
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various             $1,000,000          652,842          211,729
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various               $500,000          187,222          136,386
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various                    200           12,955          124,833
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various               $125,008           23,453           68,457
                                                                    ----------       ----------
                                                                     1,492,837        1,457,671
                                                                    ----------       ----------
Total equity investments--62.1%                                    $16,769,034       19,537,464
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


(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 06/30/00.
(2) The Partnership has no income-producing equity investments except for convertible and subordinated notes which include accrued interest.  Interest rates on such notes range from
5% to 10%.



All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Valuation of Investments.
Significant purchases and sales of investments during the six months ended June 30, 2000 are as follows:

Acusphere, Inc.
---------------

In February 2000, the Partnership funded a convertible note to the company in the amount of $299,137, with an interest rate of 8% and a maturity date of December 31, 2000.

In April 2000, the note, together with interest, was converted into 63,928 Series F Preferred shares.

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

Pharmadigm, Inc.
----------------

In March 2000, the company completed a new round of financing at a lower valuation. The Partnership did not participate in this round.

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

Venture Capital Limited Partnerships
------------------------------------

The Partnership received cash distributions totaling $187,571 from Alta IV, Limited Partnership, Batterson, Johnson and Wang Limited Partnership and Medical Science Partners, L.P., $28,182 of which were recorded as returns of capital and the remaining recorded as realized gains. The Partnership received stock distributions of Epoch Pharmaceuticals Inc., Flamel Technologies and Nanophase Technologies Corporation with fair values totaling $399,899. Distributions totaling $331,540 were recorded as realized gains and distributions totaling $68,359 were recorded as returns of capital.

The Partnership recorded a $437,427 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnerships.

Marketable Equity Securities
----------------------------

At June 30, 2000, marketable equity securities had aggregate costs of $3,891,929 and aggregate market values of $7,019,038. The net unrealized gains at June 30, 2000, included gross gains of $3,670,590.

4.  Notes Receivable, net
    ---------------------

Activity from January 1 through June 30 consisted of:

                                           2000           1999
                                        ---------      ---------
Balance at January 1                   $   20,824        202,777

Notes receivable issued                 3,500,000         75,868
Repayments of notes receivable             (6,837)      (198,844)
Change in interest receivable             344,868         (3,207)
Change in allowance for loan losses    (1,345,798)            --
                                        ---------        -------
Total notes receivable, net
 at June 30                            $2,513,057         76,594
                                        =========        =======

The interest rate on notes receivable at June 30, 2000 ranged from 16% to 50%. All notes are due on demand.

In 2000, the Partnership recorded a $1,345,798 decrease in the fair value of notes receivable from a portfolio company in the computer equipment industry based on the fair value of the notes as determined in good faith by the Managing General Partners.

5.  Cash and Cash Equivalents
    -------------------------
Cash and cash equivalents at June 30, 2000, and December 31, 1999, consisted of:

                                           2000           1999
                                        ---------      ---------
Demand accounts                        $  227,043        161,015
Money-market accounts                   9,190,195      1,399,758
                                        ---------      ---------
                                       $9,417,238      1,560,773
                                        =========      =========


6.     Distributions
       -------------

In the first quarter of 2000, a tax distribution totaling $1,238,366 was declared and paid to the General Partners. In April 2000, a tax distribution was declared and paid to the General Partners totaling $1,624,562.

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 2000, unfunded commitments to portfolio companies totaled $500,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon on the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the six months ended June 30, 2000, net cash used by operating activities totaled $806,199. The Partnership paid management fees of $211,418 to the Managing General Partners and reimbursed related parties for operating expenses of $533,279. The Partnership also received investment sales proceeds of $72,496 from an affiliated partnership. In addition, $20,461 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $204,971 were paid and $91,434 in interest income was received.

During the six months ended June 30, 2000, the Partnership funded equity investments of $841,998 to portfolio companies in the medical/biotechnology industry and issued $3,500,000 in notes receivable to a portfolio company in the computer systems and software industry. Proceeds from equity investment sales were $15,736,552 and repayments of notes receivable were $6,837. The Partnership received cash distributions from venture capital limited partnerships totaling $187,571. Tax distributions totaling $2,862,928 were paid to the General Partners.

Cash and cash equivalents at June 30, 2000, were $9,417,238. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding
    -------------------------------------------------------------------
    year
    ----

Net loss was $20,162,401 for the quarter ended June 30, 2000, compared to net income of $4,966,372 for the same period in 1999. The change was primarily due to a decrease of $24,318,329 in the net unrealized fair value of equity investments and a decrease of $1,345,798 in the net unrealized fair value of notes receivable, partially offset by a $361,091 decrease in realized losses from investment write-downs, a $343,388 increase in interest income and a $202,900 increase in realized gains from venture capital limited partnerships.

The Partnership recorded a decrease in fair value of equity investments of $18,639,213 during the quarter ended June 30, 2000 primarily due to a decrease in fair value of equity investments of $14,581,596 for the change in accounting estimate discussed in Note 1 to the financial statements. In addition, there were decreases in portfolio companies in the communications and computer systems and software industries. During the same period in 1999, the increase in fair value of equity investments of $5,679,116 was substantially attributable to increases in the communications, computers and computer equipment and medical/biotechnology industries, partially offset by decreases in the environmental and electronic design automation industries.

During the quarter ended June 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $1,345,798 for the change in accounting estimate discussed in Note 1 to the financial statements. There was no such amount recorded for the corresponding period in 1999.

Realized losses from investment write-downs totaled $361,091 in the quarter ended June 30, 1999 and related to a portfolio company in the medical/biotechnology industry. There were no write-downs in the corresponding quarter of 2000.

For the quarter ended June 30, 2000, interest income of $370,898 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $27,510.

During the quarter ended June 30, 2000 the Partnership recorded realized gains from venture capital limited partnership investments of $202,900.
The gains represented distributions from profits of venture capital limited partnerships. There were no gains during the same period in 1999.

Operating expenses were $450,448 for the quarter ended June 30, 2000, compared to $307,730 for the same period in 1999. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $182,297 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership.
If these expenses had been billed in prior years, operating expenses for the three months ended June 30, 2000 and 1999 would have been $268,202 and $333,545, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net loss was $3,923,725 for the six months ended June 30, 2000, compared to net income of $6,241,437 for the corresponding period in 1999. The change was primarily due to a $20,617,340 decrease in net unrealized fair value of equity investments and a $1,345,798 decrease in the net unrealized fair value of notes receivable, partially offset by a $10,960,999 increase in the realized gain from sales of equity investments, a $397,346 increase in realized gains from venture capital limited partnerships, a $370,508 increase in interest income and a $361,091 decrease in realized losses from investment write-downs.

During the six months ended June 30, 1999, the decrease in fair value of equity investments of $13,679,395 was primarily attributable to a decrease in fair value of equity investments of $14,581,596 for the change in accounting estimate discussed in Note 1 to the financial statements. In addition, there were decreases in portfolio companies in the communications and computer and computer equipment industries, partially offset by increases in the medical/biotechnology and computer system and software industries. During the comparable period of 1999, the increase of $6,937,945 was due to increases in the communications, medical/biotechnology and information technology industries, partially offset by decreases in the electronic design automation and environmental industries.

During the six months ended June 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $1,345,798 for the change in accounting estimate discussed in Note 1 to the financial statements. There was no such amount recorded for the same period in 1999.

Net realized gain from sales of equity investments was $11,160,950 for the six months ended June 30, 2000 as compared to a net realized gain of $199,951 for the six months ended June 30, 1999. The 2000 gain primarily resulted from the sales of shares in Matrix Pharmaceuticals, Inc., Oxford GlycoSciences Plc and White Electronic Designs Corporation. (See Note 3.)

During the six months ended June 30, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $490,929. During the same period in 1999, there were gains of $93,583.
The gains represented distributions from profits of venture capital limited partnerships.

For the six months ended June 30, 2000, interest income of $441,000 was primarily the result of interest on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $70,492.

Realized losses from investment write-downs totaled $361,091 for the six months ended June 30, 1999 and related to a portfolio company in the medical/biotechnology industry. There were no write-downs in the corresponding period of 2000.

Operating expenses for the six months ended June 30, 2000 and 1999 were $678,458 and $555,546, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $182,297 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the six months ended June 30, 2000 and 1999 would have been $496,161 and $602,309, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

(b) Financial Data Schedule for the six months ended and as of June 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 14, 2000    By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited