Form 10-Q
period 2000-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2000-11-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                       September 30,      December 31,
                                           2000              1999
                                       ------------       -----------
ASSETS

Equity investments, at fair value
 (cost basis of $16,864,506 and
 $20,194,582 for 2000 and 1999,
 respectively)                         $16,776,755        36,642,407
Notes receivable, at fair value
 (cost basis of $4,849,612 and
 $20,824 for 2000 and 1999,
 respectively)                              12,807            20,824
                                        ----------        ----------
     Total investments                  16,789,562        36,663,231

Cash and cash equivalents                8,816,170         1,560,773
Due from related parties                        --            66,844
Other assets                                 7,382             2,343
                                        ----------        ----------
     Total                             $25,613,114        38,293,191
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    65,481            73,159
Due to related parties                      42,640                --
Other liabilities                            2,330             3,836
                                        ----------        ----------
     Total liabilities                     110,451            76,995

Commitments and contingencies

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           28,050,535        35,782,284
 General Partners                       (2,547,872)        2,433,912
                                        ----------        ----------
     Total partners' capital            25,502,663        38,216,196
                                        ----------        ----------
     Total liabilities
      and partners' capital            $25,613,114        38,293,191
                                        ==========        ==========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                 For the Nine
                                              Months Ended                  Months Ended
                                              September 30,                 September 30,
                                        ------------------------     -------------------------
                                            2000        1999             2000          1999
                                            ----        ----             ----          ----
Income:
 Notes receivable interest             $  492,314      10,623           843,525         21,279
 Short-term investment interest           109,229      17,312           199,018         76,902
 Other income                                  --          --                --            246
                                        ---------   ---------        ----------      ---------
  Total income                            601,543      27,935         1,042,543         98,427

Costs and expenses:
 Management fees                           78,700      76,751           307,822        202,044
 Individual General Partners'
  compensation                             10,187       9,384            30,648         27,988
 Operating expenses:
  Administrative and investor services    133,540     153,470           397,164        453,359
  Investment operations                    60,185      64,919           374,507        208,436
  Professional fees                        42,070      13,262            76,144         67,591
  Computer services                        36,170      37,898           102,608         95,709
                                        ---------   ---------        ----------      ---------
    Total operating expenses              271,965     269,549           950,423        825,095
                                        ---------   ---------        ----------      ---------
Total costs and expenses                  360,852     355,684         1,288,893      1,055,127
                                        ---------   ---------        ----------      ---------
Net operating income (loss)               240,691    (327,749)         (246,350)      (956,700)

 Net realized gain (loss) from sales
  of equity investments                    93,177    (537,313)       11,254,127       (698,453)
 Realized gains from venture capital
  limited partnership investments          86,440          --           577,369         93,583
 Net realized loss on foreign
  currency                                     --          --           (63,370)            --
                                        ---------   ---------        ----------      ---------

Net realized income (loss)                420,308    (865,062)       11,521,776     (1,561,570)

Change in net unrealized
 fair value:
  Equity investments                   (2,856,181)  2,518,429       (16,535,576)     9,456,374
  Notes receivable                     (3,491,007)         --        (4,836,805)            --
                                        ---------   ---------        ----------      ---------

Net (loss) income                     $(5,926,880)  1,653,367        (9,850,605)     7,894,804
                                        =========   =========        ==========      =========

Net (loss) income per unit            $    (29.80)       8.08            (48.32)         37.00
                                        =========   =========        ==========      =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                              For the Nine Months
                                              Ended September 30,
                                           -------------------------
                                              2000            1999
                                           ---------       ---------
Cash flows from operating activities:
 Interest and other income received      $   201,342          85,777
 Cash paid to vendors                       (296,395)       (274,325)
 Cash paid to related parties               (897,237)       (678,639)
                                          ----------      ----------

  Net cash used by operating
   activities                               (992,290)       (867,187)
                                          ----------      ----------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                      15,808,070       1,122,241
 Purchase of equity investments             (841,998)     (2,524,179)
 Notes receivable issued                  (4,000,000)        (75,868)
 Repayments of notes receivable                7,892         198,844
 Distributions from venture capital
  limited partnerships                       200,021         263,717
                                          ----------       ---------
  Net cash provided (used) by
   investing activities                   11,173,985      (1,015,245)
                                          ----------       ---------
Cash flows from financing activities:
 Distribution to General Partners         (2,862,928)       (283,627)
                                          ----------       ---------
  Net cash used by financing activities   (2,862,928)       (283,627)
                                          ----------       ---------
Effect of exchange rate changes on
  Cash and cash equivalents                  (63,370)             --
                                          ----------       ---------
Net increase (decrease) in cash and
 cash equivalents                          7,255,397      (2,166,059)

Cash and cash equivalents at
 beginning of year                         1,560,773       3,160,675
                                          ----------       ---------

Cash and cash equivalents
 at September 30                         $ 8,816,170         994,616
                                          ==========       =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------

                                              For the Nine Months
                                              Ended September 30,
                                           -------------------------
                                              2000            1999
                                           ---------       ---------

Reconciliation of net (loss) income
 to net cash used by operating
 activities:

Net (loss) income                        $(9,850,605)      7,894,804

Adjustments to reconcile net (loss)
 income to net cash used by operating
 activities:
  Net realized (gain) loss from sales
   of equity investments                 (11,254,127)        698,453
  Realized gains from venture capital
   limited partnership investments          (577,369)        (93,583)
  Change in net unrealized fair value:
   Equity investments                     16,535,576      (9,456,374)
   Notes receivable                        4,836,805              --
  Net realized loss on foreign currency
   transaction                                63,370              --

Changes in:
  Accrued interest on notes receivable      (841,201)        (12,650)
  Due to/from related parties                109,484          56,421
  Other changes, net                         (14,223)         45,742
                                          ----------       ---------

Net cash used by operating activities    $  (992,290)       (867,187)
                                          ==========       =========


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

Interim Financial Statements
----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

The Management Committee has the authority to establish valuation procedures and periodically apply such procedures to the Partnership's venture capital investment portfolio. In fulfilling this responsibility, the Managing General Partners under the direction of the Management Committee periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and approved by the Management Committee in the quarter ended June 30, 2000. A change in fair value of $15,927,394 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation methodology and is included in the "Change in net unrealized fair value of investments" on the Statement of Operations.

The fair value of investments in publicly traded securities is considered to be the amount which the Partnership may reasonably expect to receive if the investments were sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Partnership and its affiliates is substantial in relation to the average trading volume.

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

At September 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $5,617,490 and $14,443,405, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Management Committee amounted to $6,837,057 and $12,206,492 at September 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 2000 and 1999, were as follows:


                                            2000              1999
                                         ---------          --------
Management fees                          $307,822           202,044
Individual General Partners'
 compensation                              30,648            27,988
Reimbursable operating expenses           668,251           505,028


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $16,407 due to related parties for such expenses at September 30, 2000 compared to $21,106 due from related parties for such expenses at December 31, 1999.

Amounts due to related parties for management fees were $26,233 and $26,758 at September 30, 2000, and December 31, 1999, respectively. Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter.

At December 31, 1999, the Partnership had a receivable of $72,496 for investment sales proceeds due from an affiliated partnership. These monies were received in the first quarter of 2000. There were no such receivables at September 30, 2000.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated Partnerships based upon their proportionate investments in the portfolio company. At September 30, 2000, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options at an exercise price higher than the current market value. At September 30, 2000, the Partnership and affiliated Partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $375,281.


3.     Equity Investments
       ------------------

At September 30, 2000, equity investments consisted of:
                                                                         September 30, 2000
                                                     Principal         ------------------------
                                                     Amount or
Industry (1)/                 Investment            Shares as of          Cost           Fair
Company           Position       Date            September 30, 2000       Basis          Value
----------------  ---------   ----------         ------------------    ----------     ---------

Communications--3.5%
--------------------

Illinois
 Superconductor    Common
 Corporation       share
                   warrants at
                   $1.47-$9.56;
                   expiring
                   2000-2002    1999                    2,624       $   18,858              877
Women.com          Common       1996-
 Networks, Inc.    shares       1999                  580,956        1,609,163          885,725
                                                                     ---------        ---------
                                                                     1,628,021          886,602
                                                                     ---------        ---------

Computer Systems and Software--6.5%
-----------------------------------
Blaze Software,    Common       2000                    5,221           86,440           67,027
 Inc.              shares
Photon Dynamics,   Common
 Inc.              shares       1996                   37,500          225,000        1,580,850
                                                                     ---------        ---------
                                                                       311,440        1,647,877
                                                                     ---------        ---------

Electronic Design Automation--2.4%
----------------------------------
Cadence Design     Common
 Systems, Inc.     shares       1996                   24,000          313,439          609,912
                                                                     ---------        ---------
                                                                       313,439          609,912
                                                                     ---------        ---------

Environmental--0.2%
-------------------
Thermatrix Inc.    Common
 (b)               shares       1996                   65,970          346,338                0
Thermatrix Inc.    Preferred
 (a) (b)           shares       1999                    1,000          990,000                0
Thermatrix Inc.    Common share
 (b)               warrant
                   at $5.31;
                   expiring
                   2002         1999                   35,000           10,000                0
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999                    4,099           79,792           45,909
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999                    4,099            4,099            1,640
                                                                     ---------        ---------
                                                                     1,430,229           47,549
                                                                     ---------        ---------

Industrial/Business Automation--0.8%
------------------------------------
Nanophase
 Technologies      Common
 Corporation       shares       2000                   14,557          251,108          196,709
PRI Automation,    Common       1998-
 Inc.              shares       1999                        7              315              133
                                                                     ---------        ---------
                                                                       251,423          196,842
                                                                     ---------        ---------

Information Technology--8.2%
----------------------------
WorldRes, Inc.     Preferred    1997-
 (a) (b)           shares       1999                  434,392        1,708,124        2,019,056
WorldRes, Inc.     Preferred
 (a) (b)           share
                   warrants at
                   $3.70-$4.63;
                   expiring     1997-
                   2002-2003    1998                   24,305              195           70,784
                                                                     ---------        ---------
                                                                     1,708,319        2,089,840
                                                                     ---------        ---------

Medical/Biotechnology--39.5%
----------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2000                  432,138        1,100,909        1,231,593
ADESSO Specialty
 Services
 Organization      Preferred    1997-
 Inc. (a) (b)      shares       2000                  204,670        1,393,803          859,614
American OBGYN,    Preferred
 Inc. (a)          shares       1994                  148,439        1,226,202          345,779
American OBGYN,    Common
 Inc. (a)          shares       1994                   12,611                0            9,458
Biex, Inc. (a) (b) Preferred    1993-
                   shares       2000                  785,883        1,046,583          209,318
Biex, Inc. (a) (b) Preferred
                   share warrants
                   at $0.01-$2.50;
                   expiring     1998-
                   2003-2005    2000                   75,617               23                5
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       1999                    4,401          108,100           35,868
CV Therapeutics,   Common
 Inc.              shares       2000                    1,080           21,658           80,763
Endocare, Inc.     Common       1996-
 (b)               shares       1999                  492,929        1,416,252        4,593,607
Flamel             Common
 Technologies S.A. shares       2000                    7,774           43,511           54,659

LifeCell           Common       1992-
 Corporation       shares       1997                  351,060        1,263,574        1,357,725
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       1995                   31,633           74,821          479,240
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993                   23,585          125,000           16,510
Oxford             Common
 GlycoSciences Plc shares       1993                       50              239            1,584
Peptide
 Therapeutics      Common
 Group Plc         shares       1998                      978            2,659            1,344
Pharmadigm,        Preferred    1993-
 Inc. (a)          shares       1998                  546,143          945,039          218,457
Pharmadigm,        Preferred
 Inc. (a)          share
                   warrants at
                   $2.00-$2.50;
                   expiring     1995-
                   2000-2001    1997                   10,541                0                0
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991                  200,000          200,000          371,000
Sanarus Medical,   Preferred
 Inc. (a) (b)      shares       2000                  260,000          390,000          156,000
Simione Central    Common
 Holdings, Inc.(a) shares       1999                   25,561          382,875           62,369
                                                                    ----------       ----------
                                                                     9,741,248       10,084,893
                                                                    ----------       ----------

Retail/Consumer Products--0.0%
------------------------------
YES!
 Entertainment     Common
 Corporation       shares       1995                   33,333                0                0
                                                                    ----------       ----------
                                                                             0                0
                                                                    ----------       ----------

Venture Capital Limited Partnership Investments--4.8%
-----------------------------------------------------
Alta IV, Limited   Ltd.
 Partnership (a)   Partnership
                   interests   various             $1,000,000          146,698           40,393
Batterson,
 Johnson, and      Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various               $500,000                0           93,170
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various               $750,000          469,667          501,061
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various             $1,000,000          652,842          263,175
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various               $500,000          187,222          135,900
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various                    200              505          131,562
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various               $125,008           23,453           47,979
                                                                    ----------       ----------
                                                                     1,480,387        1,213,240
                                                                    ----------       ----------
Total equity investments--65.9%                                    $16,864,506       16,776,755
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


(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 09/30/00.

(2) The Partnership has no income-producing equity investments.


All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Valuation of Investments.
Significant purchases and sales of investments during the nine months ended September 30, 2000 are as follows:

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

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 7,726 Series E Preferred shares for $129,797.

CV Therapeutics, Inc.
---------------------

In January 2000, the Partnership sold 7,931 common shares in the company for proceeds of $214,137 and realized a gain of $134,150.

In September 2000, the Partnership net exercised a common share warrant for 2,880 shares at $20.00 each and received 1,974 common shares with a cost basis of $39,538. The Partnership realized a gain of $39,538 on the warrant exercise.

In September 2000, the Partnership sold 894 common shares for proceeds of $71,518 and realized a gain of $53,638.

In October 2000, the Partnership sold the remaining 1,080 common shares for proceeds of $86,397 and realized a gain of $64,739.

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

Venture Capital Limited Partnerships
------------------------------------

The Partnership received cash distributions totaling $200,021 from Alta IV, Limited Partnership, Batterson, Johnson and Wang Limited Partnership, Medical Science Partners, L.P. and O,W&W Pacrim Investments Limited, $40,632 of which were recorded as returns of capital and the remaining recorded as realized gains. The Partnership received stock distributions of Blaze Software, Inc., Epoch Pharmaceuticals Inc., Flamel Technologies
S. A. and Nanophase Technologies Corporation with fair values totaling $486,339. Distributions totaling $417,980 were recorded as realized gains and distributions totaling $68,359 were recorded as returns of capital.

The Partnership recorded a $205,446 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnerships.


Marketable Equity Securities
----------------------------

At September 30, 2000, marketable equity securities had aggregate costs of $4,000,027 and aggregate market values of $5,351,539. The net unrealized gains at September 30, 2000, included gross gains of $2,286,784.

Subsequent Events
-----------------

Subsequent to Sept 30, 2000, the fair value of the Partnership's investment in Endocare, Inc. decreased by $1,112,296 as a result of a decrease in the publicly traded market price on November 9, 2000.

4.  Notes Receivable, net
    ---------------------

Activity from January 1 through September 30 consisted of:

                                           2000           1999
                                        ---------      ---------
Balance at January 1                   $   20,824        202,777

Notes receivable issued                 4,000,000         75,868
Notes converted to equity investments          --        (75,868)
Repayments of notes receivable             (7,892)      (198,844)
Change in interest receivable             836,680         (3,933)
Change in allowance for loan losses    (4,836,805)            --
                                        ---------        -------
Total notes receivable, net
 at September 30                       $   12,807             --
                                        =========        =======

The interest rate on notes receivable at September 30, 2000 ranged from 16% to 50%. All notes are due on demand.

During 2000, the Partnership issued notes receivable totaling $4,000,000 to a portfolio company in the computer equipment industry. Interest income on these notes for the nine months ended September 30, 2000 totals $836,805 and is payable on demand. In determining fair value as of September 30, 2000, the Managing General Partners gave consideration to deterioration in the company's performance during the quarter ended September 30, 2000 as a result of business, technical, financing and legal challenges, the company's financial position at September 30, 2000 and its ability to obtain critical additional financing, and, as a result, recorded a $4,836,805 decrease in the fair value of notes and interest receivable.
The company is actively exploring opportunities for additional financing and should they ultimately be successful, the impact on the Partnership's fair value would likely be positive. Because of the inherent uncertainties involved in predicting the outcome of the company's ability to obtain additional financing, the estimated fair value at September 30, 2000 may differ significantly from a value that would have been used had the outcome of the company's efforts been known, and the difference could be material.

5.  Cash and Cash Equivalents
    -------------------------
Cash and cash equivalents at September 30, 2000, and December 31, 1999, consisted of:

                                           2000           1999
                                        ---------      ---------
Demand accounts                        $6,990,121        161,015
Money-market accounts                   1,826,049      1,399,758
                                        ---------      ---------
                                       $8,816,170      1,560,773
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

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 2000, there were no unfunded commitments to portfolio companies.

8.     Subsequent Events
       -----------------

On October 25, 2000, the General Partners voted to extend the life of the Partnership to December 31, 2002.

On November 8, 2000, a proxy statement and ballot were mailed to the Limited Partners of record on the close of business October 31, 2000 along with a notice of the annual meeting of Limited Partners to be held on December 8, 2000. Items to be voted upon include the following:

(1) The election of three Individual General Partners to serve as members of the Partnership's Management Committee each for a three-year term;

(2) The election of two Managing General Partners to serve as members of the Partnership's Management Committee each for a three-year term;

(3) Ratification of the Management Committee's appointment of Arthur Andersen LLP as independent certified public accountants of the Partnership;

(4) The amendment of Article 2, Section (m) of the Partnership Agreement to delete references to "Controlling Person" in the definition of "General Partner Overhead" so that the salary and fringe benefits of a Controlling Person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership;

(5) The amendment of Article 1.03 of the Partnership Agreement to clarify the Partnership's investment objective;

(6) The amendment of Article 5.04 of the Partnership Agreement to clarify the Limited Partners' right to vote under the Investment Company Act of 1940, as amended (the "Act");

(7) Such other matters as may properly come before the Meeting or any adjournment thereof.

If approved, the change proposed in Item 4 would become effective as of January 1, 2000 and would result in additional expense to the Partnership of approximately $76,245 for the year ending December 31, 2000.


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

During the nine months ended September 30, 2000, net cash used by operating activities totaled $992,290. The Partnership paid management fees of $308,347 to the Managing General Partners and reimbursed related parties for operating expenses of $630,738. The Partnership also received investment sales proceeds of $72,496 from an affiliated partnership. In addition, $30,648 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $296,395 were paid and $201,342 in interest income was received.

During the nine months ended September 30, 2000, the Partnership funded equity investments of $841,998 to portfolio companies in the medical/biotechnology industry and issued $4,000,000 in notes receivable to a portfolio company in the computer systems and software industry.
Proceeds from equity investment sales were $15,808,070 and repayments of notes receivable were $7,892. The Partnership received cash distributions from venture capital limited partnerships totaling $200,021. Tax distributions totaling $2,862,928 were paid to the General Partners.

Cash and cash equivalents at September 30, 2000, were $8,816,170. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months. On October 25, 2000 the General Partners voted to extend the life of the Partnership to December 31, 2002.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the
    --------------------------------------------------------
    preceding year
    --------------

Net loss was $5,926,880 for the three months ended September 30, 2000, as compared to net income of $1,653,367 for the three months ended September 30, 1999. The decrease was primarily due to a $5,374,610 decrease in the change in net unrealized fair value of equity investments and a $3,491,007 decrease in the change in net unrealized fair value of notes receivable, partially offset by a $630,490 increase in net realized gain from equity investment sales and a $573,608 increase in interest income.

The Partnership recorded a decrease in fair value of equity investments of $2,856,181 during the quarter ended September 30, 2000 primarily due to decreases in portfolio companies in the communications, computer systems and software, information technology and medical/biotechnology industries. During the same period in 1999, the Partnership recorded an increase in fair value of equity investments of $2,518,429 primarily due to increases in the communications, computers and computer equipment and medical/biotechnology industries, partially offset by decreases in the environmental industry.

During the quarter ended September 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $3,491,007 which related to a decrease in a portfolio company in the computer equipment, systems and software industry. There was no change in fair value for the corresponding period in 1999.

Realized gains from equity sales totaled $93,177 in the quarter ended September 30, 2000, compared to a loss of $537,313 for the same period in 1999. The 2000 gain primarily resulted from the warrant net exercise and sale of CV Therapeutics, Inc. common shares. (See Note 3.) The 1999 loss relates to the sale of the Partnership's investments in Naiad Technologies, Inc., CV Therapeutics, Inc. and Avalon Imaging, Inc.

For the quarter ended September 30, 2000, interest income of $601,543 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $27,935.

Operating expenses were $271,965 for the quarter ended September 30, 2000, compared to $269,549 for the same period in 1999. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $182,297 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership.
If these expenses had been billed in prior years, operating expenses for the three months ended September 30, 2000 and 1999 would have been $271,965 and $285,331, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ----------------------------------------------------------------
    preceding year
    --------------

Net loss was $9,850,605 for the nine months ended September 30, 2000, as compared to net income of $7,894,804 for the nine months ended September 30, 1999. The decrease was primarily due to a $25,991,950 decrease in the change in net unrealized fair value of equity investments, a $4,836,805 decrease in the change in net unrealized fair value of notes receivable and a $125,328 increase in operating expenses, partially offset by a $11,952,580 increase in net realized gain from equity investment sales, a $944,116 increase in interest income and a $483,786 increase in realized gains from venture capital limited partnership investments.

During the nine months ended September 30, 2000, the decrease in fair value of equity investments of $16,535,576 was primarily attributable to a decrease in fair value of equity investments of $14,581,596 as discussed in
Note 1 to the financial statements. In addition, there were decreases in portfolio companies in the communications, computer and computer equipment and information technology industries, partially offset by increases in the medical/biotechnology industry. During the comparable period of 1999, the increase in fair value of equity investments of $9,456,374 was primarily attributable to increases in the communications, computer and computer equipment, computer systems and software, medical/biotechnology and information technology industries, partially offset by decreases in the electronic design automation and environmental industries.

During the nine months ended September 30, 2000, the Partnership recorded a decrease in the fair value of notes receivable of $4,836,805 of which $1,345,798 related to the change in valuation methodology discussed in Note 1 to the financial statements and the remainder related to a decrease in a portfolio company in the computer equipment, systems and software industry. There was no change in fair value for the same period in 1999.

Operating expenses were $950,423 for the nine months ended September 30, 2000, compared to $825,095 for the same period in 1999. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $182,297 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the nine months ended September 30, 2000 and 1999 would have been $768,126 and $887,639, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

Net realized gain from sales of equity investments was $11,254,127 for the nine months ended September 30, 2000, compared to a net realized loss of $698,453 for the nine months ended September 30, 1999. The 2000 gain primarily resulted from the sales of shares in Matrix Pharmaceuticals, Inc., Oxford GlycoSciences Plc and White Electronic Designs Corporation. (See Note 3.) The 1999 loss primarily related to the sale of the Partnership's investments in CareCentric Solutions, Inc., Naiad Technologies, Inc. and CV Therapeutics, Inc., partially offset by a gain on the sale of Synopsys, Inc. common shares.

For the nine months ended September 30, 2000, interest income of $1,042,543 was primarily the result of interest earned on secured notes receivable and higher cash balances. During the same period in 1999, interest income was $98,427.

During the nine months ended September 30, 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $577,369. During the same period in 1999, there were gains of $93,583.
The gains represented distributions from profits of venture capital limited partnerships.

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A Form 8-K was filed by the Partnership on September 12, 2000 to report the resignation of KPMG LLP as the Partnership's independent accountants. A Form 8-K/A was filed by the Partnership on September 25, 2000 with KPMG LLP's letter in response to the Form 8-K.

     A Form 8-K was filed by the Partnership on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants.

(b) Financial Data Schedule for the nine months ended and as of September 30, 2000 (Exhibit 27).

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 14, 2000   By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited