Form 10-K
period 2000-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2001-03-30
CIK 808066

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K. [   ]
No active market for the units of limited partnership interests (Units) exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the Registrant's Meeting of Limited Partners held on December 8, 2000 are incorporated by reference into
Part III of this Form 10-K where indicated.
Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  BUSINESS
------   --------

Technology Funding Partners III, L.P. (hereinafter referred to as the Partnership or the Registrant) was formed as a Delaware limited partnership on December 4, 1986. For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling units of limited partnership interest (Units) in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership's original contributed capital was $40,040,054, consisting of $40,000,000 from Limited Partners for 160,000 units and $40,054 from the General Partners, Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI). The General Partners do not own any units.

The principal investment objectives of the Partnership are long-term capital appreciation from venture capital investments in new and developing companies and preservation of Limited Partner capital through risk management and active involvement with such companies (portfolio companies). The Partnership's investments in portfolio companies primarily consist of equity securities such as common and preferred shares, but also include debt convertible into equity securities and warrants and options to acquire equity securities. Although venture capital investments offer the opportunity for significant gains, such investments involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies in an early stage of development or with little or no operating history, companies operating at a loss or with substantial variations in operating results from period to period, and companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel. There is no ready market for many of the Partnership's investments. The Partnership's investments in portfolio companies are generally subject to restrictions on sale because they were acquired from the issuer in private placement transactions or because the Partnership is an affiliate of the issuer.

The Partnership was organized as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company as that term is defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. An arbitrator has been selected and a hearing has been scheduled. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership.
Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

A meeting of the Limited Partners of the Partnership was held on December 8, 2000. At that meeting, the Limited Partners elected three Individual General Partners to serve as members of the Partnership's Management Committee each for a three-year term: G. Whitney Baines, Ph.D. (155,207 Units voting for, 4,793 Units voting against or abstaining), A. Logan Craft (155,253 Units voting for, 4,747 Units voting against or abstaining) and Michael S. Tempesta, Ph.D. (155,067 Units voting for, 4,933 Units voting against or abstaining). Two Managing General Partners were also elected to serve as members of the Partnership's Management Committee each for a three-year term: Technology Funding Inc. (154,845 Units voting for, 5,155 voting against or abstaining) and Technology Funding Limited (154,801 Units voting for, 5,199 voting against or abstaining). The Limited Partners also ratified the selection of Arthur Andersen LLP as independent public accountants (154,630 Units voting for, 1,248 Units voting against and 4,122 Units abstaining). In addition, the Limited Partners approved: (1) an amendment to Article 2, Section (m) of the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership (130,530 Units voting for, 21,604 Units voting against and 7,866 Units abstaining), (2) an amendment to Article 1.03 of the Partnership Agreement to clarify that the Partnership's investment objective is to maximize long-term capital appreciation for the Limited Partners up to and including the final day of the Partnership's operations prior to dissolution (146,965 Units voting for, 7,322 Units voting against and 5,713 Units abstaining), and (3) an amendment to
Article 5.04 of the Partnership Agreement to clarify the Limited Partners' right to vote under the Investment Company Act of 1940, as amended (149,371 Units voting for, 4,964 Units voting against and 5,665 Units abstaining).

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2000, there were 5,656 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                For the Years Ended and As of December 31,
                                        ---------------------------------------------------------
                                        2000        1999          1998         1997          1996
                                       ------      ------        ------       ------        ------
Total investment income         $  1,158,257     110,361       165,624      341,607       522,715
Net investment loss               (1,667,706) (1,196,362)   (1,450,097)  (1,202,447)     (856,975)
Net realized gain from
  venture capital limited
  partnership investments            587,735     135,893       108,591      622,207       814,400
Net realized gain (loss) from
  sales of equity investments     10,703,511    (883,446)   (1,535,862)   5,770,758     3,414,575
Realized losses from
  impairment write-downs          (2,392,941)         --      (836,249)     (53,600)   (3,041,310)
Recovery from investments
  previously written off                  --          --            --           --         8,775
Net realized loss on foreign
 currency                            (63,370)         --            --           --            --
(Decrease) increase in unrealized
 appreciation(depreciation):
  Equity investments             (20,273,430) 16,105,208    (1,639,131)  (4,881,218)   (3,647,984)
  Notes receivable                (4,839,250)         --            --           --       309,000
Net (decrease) increase in
 partners' capital resulting
 from operations                 (17,945,451) 14,161,293    (5,352,748)     255,700    (2,999,519)
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit (1)         (94.91)      68.39        (28.46)        1.02         (0.20)
Total assets                      20,832,769  38,293,191    24,420,151   29,855,568    33,890,281
Distributions declared             2,862,928     283,627            --    4,279,267       159,809
Distributions declared
 per Unit (2)                             --          --            --        24.75            --

(1) See Notes 1 and 3 to the Financial Statements for a description of the method of calculation of net increase (decrease) in partners' capital resulting from operations per Unit.
(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

For the year ended December 31, 2000, net cash used by operating activities totaled $2,118,612. The Partnership paid management fees of $377,279 to the Managing General Partners and reimbursed related parties for operating expenses of $1,643,556. The Partnership also received investment sales proceeds of $72,496 from an affiliated partnership. In addition, $46,129 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $441,193 were paid and interest income of $317,049 was received.

For the year ended December 31, 2000, the Partnership funded equity investments of $2,014,052, primarily to portfolio companies in the computer systems and software, medical/biotechnology and communications industries, and issued $4,000,000 in notes receivable to a portfolio company in the computer systems and software industry. Proceeds from sales of equity investments totaled $16,867,191 and repayments of notes receivable were $8,482. The Partnership received $220,868 in cash distributions from venture capital limited partnership investments. Tax distributions to General Partners totaled $2,862,928 and the Partnership received $3,000,000 in proceeds from short-term borrowings.

Cash and cash equivalents at December 31, 2000, were $10,598,352, $3,000,000 of which was pledged as collateral for short-term borrowings. The Partnership's short-term borrowing of $3,000,000 accrues interest at a commercial financial institution's prime rate, which was 9.5% at December 31, 2000, and is due on March 31, 2001. Cash reserves, interest income on short-term investments and future proceeds from equity investments sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002.

Results of Operations
---------------------

2000 compared to 1999
---------------------

The net decrease in partners' capital resulting from operations was $17,945,451 in 2000 compared to a net increase in partners' capital resulting from operations of $14,161,293 in 1999. The change was primarily due to increased unrealized depreciation on equity investments and notes receivable, an increase in realized losses from impairment write-downs on investments and increased operating expenses, partially offset by an increase in net realized gain from sales of equity investments, increased interest income and an increase in realized gains from venture capital limited partnership investments.

Unrealized depreciation on equity investments was $3,825,605 at December 31, 2000, compared to unrealized appreciation on equity investments of $16,447,825 at December 31, 1999. During the year ended December 31, 2000, the net decrease in unrealized appreciation of equity investments of $20,273,430 was primarily attributable to a $14,581,596 decrease in fair value of equity investments to reflect revisions to the valuation methodology as discussed in Note 1 to the financial statements. Equity investments sold during 2000 resulted in a $3,824,087 decrease in unrealized appreciation as the appreciation was realized upon sale. The remaining decrease is primarily attributable to unfavorable events and market conditions for portfolio companies in the communications, computer and computer equipment, information technology and medical/biotechnology industries. In 1999, the net increase in unrealized appreciation of equity investments of $16,105,208 was primarily attributable to increases in portfolio companies in the medical/biotechnology, communications, information technology, computers and computer equipment, and computer systems and software industries.

Unrealized depreciation on notes receivable investments was $4,839,250 and $0 at December 31, 2000 and 1999, respectively. During 2000, the Partnership recorded an increase in unrealized depreciation of notes receivable of $4,839,250 primarily related to loans made to Sutmyn Storage Corporation, a portfolio company in the computer equipment, systems and software industry. Based on events at the portfolio company, the Managing General Partners believe the notes and accrued interest totaling $4,836,805 have a fair value of $0.

During 2000, the Partnership recorded realized losses from impairment write-downs on investments of $2,392,941, which represents the Partnership's total investments in Biex, Inc. and Thermatrix Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding. Thermatrix Inc.'s existing equity has no value under the reorganization plan approved by the bankruptcy court in December 2000. There were no impairment write-downs in 1999.

Operating expenses were $2,407,969 and $987,624 for 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $182,297 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. In the fourth quarter of 2000, the Managing General Partners billed the Partnership an additional $763,117 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, operating expenses for 2000 and 1999 would have been $1,462,555 and $1,334,831, respectively. In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $66,137.

During 2000, net realized gain from sales of equity investments of $10,703,511 primarily resulted from gains on the sales of shares in Matrix Pharmaceuticals, Inc., Oxford GylcoSciences Plc and White Electronic Designs Corporation. During 1999, net realized loss from sales of equity investments of $883,446 primarily resulted from losses on the sales of shares in Naiad Technologies, Inc., CardioTech International, Inc., CareCentric Solutions, Inc. and Splash Technology Holdings, Inc., partially offset by gains on the sales of shares in Synopsys, Inc. and Photon Dynamics, Inc.

In 2000, interest income of $1,158,257 was primarily the result of interest earned on secured notes receivable and higher cash balances. During 1999, interest income was $110,361.

During 2000, the Partnership recorded net realized gains from venture capital limited partnership investments of $587,735.
During 1999, there were gains of $135,893. The gains represented distributions from profits of venture capital limited partnerships.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1999 compared to 1998
---------------------

The net increase in partners' capital resulting from operations was $14,161,293 in 1999 compared to a net decrease in partners' capital resulting from operations of $5,352,748 in 1998. The change was primarily due to an increase in unrealized appreciation of equity investments, a decrease in realized losses from impairment write-downs on investments, a decrease in net realized losses from sales of equity investments, and decreased operating expenses.

Unrealized appreciation on equity investments was $16,447,825 and $342,617 at December 31, 1999 and 1998, respectively. During 1999, the increase in unrealized appreciation of $16,105,208 was primarily attributable to increases in portfolio companies in the medical/biotechnology, communications, information technology, computers and computer equipment, and computer systems and software industries. In 1998, the decrease in unrealized appreciation of equity investments of $1,639,131 was substantially attributable to portfolio companies in the medical/biotechnology and computers and computer equipment industries. These decreases were partially offset by increases in portfolio companies in the environmental industry.

During 1999, there were no impairment write-downs. During 1998, the Partnership recorded realized losses from impairment write-downs on investments of $836,249 primarily due to a portfolio company in the environmental industry.

During 1999, net realized loss from sales of equity investments of $883,446 primarily resulted from losses on the sales of shares in Naiad Technologies, Inc., CardioTech International, Inc., CareCentric Solutions, Inc. and Splash Technology Holdings, Inc., partially offset by gains on the sales of shares in Synopsys, Inc. and Photon Dynamics, Inc. During 1998, net realized loss from sales of equity investments of $1,535,862 was substantially attributable to sales of the Partnership's investments in Geoworks Corporation, Nanodyne Incorporated and NetChannel, Inc.

Total operating expenses were $987,624 and $1,289,606 for 1999 and 1998, respectively. As disclosed in Note 2 to the financial statements, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $212,420 of additional operating expenses in 1998 which related to prior years. In 2000, the Managing General Partners billed the Partnership an additional $945,414 for investment management expenses consisting of $347,207, $229,879 and $368,328 for 1999, 1998 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. If the additional expense had been recorded in prior years, total operating expenses would have been $1,334,831 and $1,307,065 for 1999 and 1998, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest bearing cash equivalents as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

The Partnership does not have a significant exposure to modest public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership (TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation
(TFI). TFL and TFI are the Managing General Partners. Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on December 8, 2000, which information is incorporated herein by reference.



Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2000, the Partnership incurred management fees of $371,865. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 2000. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $10,000 annually plus $1,000 and related expenses for each attended meeting of the Management Committee and committees thereof. In 2000, $46,129 of such fees and expenses were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The Individual General Partners each own eight Units. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the Managing General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Public Accountants as of and for
                    the year ended December 31, 2000
                  Independent Auditors' Report as of December 31, 1999
                    and for the years ended December 31, 1999 and 1998
                  Balance Sheets as of December 31, 2000
                    and 1999
                  Statements of Investments as of
                    December 31, 2000 and 1999

                  Statements of Operations for the years
                    ended December 31, 2000, 1999 and 1998
                  Statements of Partners' Capital for the years
                    ended December 31, 2000, 1999 and 1998
                  Statements of Cash Flows for the years
                    ended December 31, 2000, 1999 and 1998
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

        (b)  Reports on Form 8-K

             A report on Form 8-K was filed by the Registrant on November 13, 2000, to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants. No financial statements were filed.

        (c) Financial Data Schedule for the year ended and as of December 31, 2000 (Exhibit 27).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------




To the Partners of
     Technology Funding Partners III, L.P.:

We have audited the accompanying balance sheet of Technology Funding Partners III, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 2000, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.








Los Angeles, California                        /S/ARTHUR ANDERSEN LLP
March 16, 2001

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------





The Partners
Technology Funding Partners III, L.P.:


We have audited the accompanying balance sheet of Technology Funding Partners III, L.P. (a Delaware limited partnership), including the statement of investments, as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities and notes owned, by correspondence with the individual investee and borrowing companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




Albuquerque, New Mexico                                   /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                       December 31,
                                                ------------------------
                                                  2000            1999
                                                --------        --------
ASSETS

Equity investments (cost basis of
 $14,023,401 and $20,194,582 for 2000
 and 1999, respectively)                     $10,197,796      36,642,407
Notes receivable, net (cost basis
 of $4,849,029 and $20,824 for 2000
 and 1999, respectively)                           9,779          20,824
                                              ----------      ----------
      Total investments                       10,207,575      36,663,231

Cash and cash equivalents                     10,598,352       1,560,773
Due from related parties                              --          66,844
Other assets                                      26,842           2,343
                                              ----------      ----------
      Total assets                           $20,832,769      38,293,191
                                              ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   103,712          73,159
Due to related parties                           317,404              --
Short-term borrowings                          3,000,000              --
Other liabilities                                  3,836           3,836
                                              ----------      ----------
      Total liabilities                        3,424,952          76,995

Commitments and contingencies

Partners' capital
 (160,000 Limited Partner Units
  outstanding)                                17,407,817      38,216,196
                                              ----------      ----------
      Total liabilities
       and partners' capital                 $20,832,769      38,293,191
                                              ==========      ==========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                       Principal
                                       Amount or    December 31, 2000         December 31, 1999
Industry                               Shares at    -----------------         ------------------
(1)                        Investment  December 31, Cost        Fair          Cost         Fair
Company           Position   Date      2000         Basis       Value         Basis        Value
-------------     --------   ----      -----------  -----       -----         -----        -----

Equity Investments
------------------

Communications
--------------
2.2% and 16.5% at December 31, 2000 and 1999, respectively
----------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2000       15,000   $306,875     213,750          --          --
Illinois
 Superconductor    Common
 Corporation       shares       1999           --         --          --      87,847       4,754
Illinois
 Superconductor    Common
 Corporation       share
                   warrants at
                   $1.47;
                   expiring
                   2002         1999          526      7,183           0       7,183           0
Illinois
Superconductor     Common
 Corporation       share
                   warrants at
                   $9.56;
                   expired
                   2000         1999           --         --          --      11,675           0
Women.com          Common       1996-
 Networks, Inc.    shares       2000      746,502    990,716     163,335   1,609,163   6,296,111
                                                   ---------   ---------   ---------   ---------
                                                   1,304,774     377,085   1,715,868   6,300,865
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Computers and Computer Equipment
--------------------------------
0.7% and 10.7% at December 31, 2000 and 1999, respectively
----------------------------------------------------------
White Electronic
 Designs           Common
 Corporation       shares       2000       19,125     50,681     123,720   2,958,084   4,073,766
                                                   ---------   ---------   ---------   ---------
                                                      50,681     123,720   2,958,084   4,073,766
                                                   ---------   ---------   ---------   ---------

Computer Systems and Software
-----------------------------
6.5% and 3.6% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Photon Dynamics,   Common       1996-
 Inc.              shares       2000       50,000    569,188   1,125,000     225,000   1,366,875
                                                   ---------   ---------   ---------   ---------
                                                     569,188   1,125,000     225,000   1,366,875
                                                   ---------   ---------   ---------   ---------

Electronic Design Automation
----------------------------
0.0% and 1.5% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Cadence Design     Common
 Systems, Inc.     shares       1996           --         --          --     313,439     557,400
                                                   ---------   ---------   ---------   ---------
                                                          --          --     313,439     557,400
                                                   ---------   ---------   ---------   ---------

Environmental
-------------
0.2% and 3.5% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Thermatrix Inc.    Common
 (b)               shares       1996           --         --          --     346,338      62,532
Thermatrix Inc.    Preferred
 (a) (b)           shares       1999           --         --          --     990,000   1,153,846

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Thermatrix Inc.    Common share
 (b)               warrant
                   at $5.31;
                   expiring
                   2002         1999           --         --          --      10,000           0
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792      40,170      79,792     114,772
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099       1,435       4,099       4,099
                                                   ---------   ---------   ---------   ---------
                                                      83,891      41,605   1,430,229   1,335,249
                                                   ---------   ---------   ---------   ---------

Industrial/Business Automation
------------------------------
0.0% and 0.0% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
PRI Automation,    Common
 Inc.              shares       1999           --         --          --         315         445
                                                   ---------   ---------   ---------   ---------
                                                          --          --         315         445
                                                   ---------   ---------   ---------   ---------

Information Technology
----------------------
3.0% and 13.7% at December 31, 2000 and 1999, respectively
----------------------------------------------------------
WorldRes, Inc.     Preferred    1997-
 (a) (b)           shares       1999      434,392  1,708,124     521,271   1,708,124   5,047,638

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
WorldRes, Inc.     Preferred
 (a) (b)           share
                   warrants at
                   $3.70-$4.63;
                   expiring     1997-
                   2002-2003    1998       24,305        195           0         195     176,961
                                                   ---------   ---------   ---------   ---------
                                                   1,708,319     521,271   1,708,319   5,224,599
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
36.7% and 43.6% at December 31, 2000 and 1999, respectively
-----------------------------------------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2000      432,138  1,100,909   1,231,594     797,251   1,215,093
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty
 Services
 Organization      Preferred    1997-
 Inc.)(a) (b)      shares       2000      204,670  1,393,803           0   1,264,006   1,654,330
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty
 Services
 Organization      Convertible
 Inc.)(a) (b)      note (2)     2000     $315,268    315,268     236,451          --          --
American OBGYN,
 Inc. (formerly
 Spectrascan Health
 Services,         Preferred
 Inc.) (a)         shares       1994      148,439  1,226,202     207,468   1,226,202   1,383,117

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
American OBGYN,
 Inc. (formerly
 Spectrascan Health
 Services,         Common
 Inc.) (a)         shares       1994       12,611          0       5,675           0      37,833
Biex, Inc. (a) (b) Preferred    1993-
                   shares       1999           --         --          --   1,023,540   1,023,540
CareCentric
 Solutions, Inc.
 (formerly Simione
 Central Holdings, Common
 Inc.)             shares       1999       25,561    382,875      64,383     382,875     136,593
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       1999           --         --          --     108,100      98,714
CV Therapeutics,   Common
 Inc.              share
                   warrant
                   at $20.00;
                   expiring
                   2000         1995           --         --          --       1,152      14,869
CV Therapeutics,   Common
 Inc.              shares       1996           --         --          --      79,987     199,568
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   3,142,424   1,416,252   4,103,635
Inhale
Therapeutic       Common
  Systems, Inc.    shares       1999           --         --          --      69,889      78,671
LifeCell           Common       1992-
 Corporation       shares       1997      351,060  1,263,574     559,520   1,263,574   1,803,746
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       1995       31,633     74,821     541,715     800,439   1,471,471
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000      16,510     125,000      47,170
Oxford             Common
 GlycoSciences Plc shares       1993           50        234         987     499,963     886,208
Peptide
 Therapeutics      Common
 Group Plc         shares       1998          978      2,659       1,210       2,659         812
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Pharmadigm,        Preferred    1993-
 Inc. (a)          shares       1998      546,143    945,039     163,843     945,039   1,321,666
Pharmadigm,        Preferred
 Inc. (a)          share
                   warrants at
                   $2.00;
                   expiring
                   2001         1996        5,416          0           0           0       2,275
Pharmadigm,        Preferred
 Inc. (a)          share
                   warrants at
                   $2.20-$2.50;
                   expired      1995-
                   2000         1997           --         --          --       2,772       1,940
Pharmos            Common
 Corporation       shares       1995           --         --          --      45,248     122,170
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     106,000     200,000   1,060,000
Sanarus Medical,   Preferred
 Inc. (a) (b)      shares       2000      260,000    390,000     117,000          --          --
                                                  ----------  ----------  ----------  ----------
                                                   8,836,636   6,394,780  10,253,948  16,663,421
                                                  ----------  ----------  ----------  ----------

Retail/Consumer Products
------------------------
0.0% and 0.0% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
YES!
 Entertainment     Common
 Corporation       shares       1995           --         --          --           0       3,000
                                                  ----------  ----------  ----------  ----------
                                                          --          --           0       3,000
                                                  ----------  ----------  ----------  ----------


Venture Capital Limited Partnership Investments
-----------------------------------------------
9.3% and 2.9% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Alta IV Limited    Ltd.
 Partnership (a)   Partnership
                   interests   various $1,000,000    136,217           0     146,698     100,991
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0      99,880      68,360     129,198
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    469,667     501,061     469,667     424,586
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842     698,280     652,842     202,180
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222     135,900     215,424     195,121
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505     131,562      12,950      10,859
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,459      47,652      23,439      53,852
                                                  ----------  ----------  ----------  ----------
                                                   1,469,912   1,614,335   1,589,380   1,116,787
                                                  ----------  ----------  ----------  ----------
Total equity investments - 58.6% and 96.0% at
 December 31, 2000 and 1999, respectively         14,023,401  10,197,796  20,194,582  36,642,407
                                                  ----------  ----------  ----------  ----------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $12,010     12,224       9,779      20,824      20,824

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
                   demand       2000   $4,000,000  4,836,805           0          --          --
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 0.0% and 0.0% at
 December 31, 2000 and 1999, respectively          4,849,029       9,779      20,824      20,824
                                                  ----------  ----------  ----------  ----------
Total investment - 58.6% and 96.0% at
 December 31, 2000 and 1999, respectively        $18,872,430  10,207,575  20,215,406  36,663,231
                                                  ==========  ==========  ==========  ==========

Legends and footnotes:

--  No investment held at end of period.
0   Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/00 and 12/31/99.
(2) The Partnership has no income-producing equity investments except for a convertible note which includes accrued interest.  The interest rate on the note is 9.5%.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                         For the Years Ended December 31,
                                       ----------------------------------
                                         2000         1999          1998
                                         ----         ----          ----
Investment income:
  Notes receivable interest      $    844,030        21,611       19,640
  Short-term investment interest      314,227        88,137      145,385
  Other operating income                   --           613          599
                                   ----------    ----------    ---------
      Total investment income       1,158,257       110,361      165,624

Costs and expenses:
  Management fees                     371,865       282,321      280,034
  Individual General
   Partners' compensation              46,129        36,778       46,081
  Operating expenses:
    Administrative and
     investor services                696,006       560,706      696,680
    Investment operations           1,414,932       214,860      325,684
    Computer services                 135,065       130,828      181,617
    Professional fees                 161,966        81,230       85,625
                                   ----------    ----------    ---------
      Total operating expenses      2,407,969       987,624    1,289,606
                                   ----------    ----------    ---------
      Total costs and expenses      2,825,963     1,306,723    1,615,721
                                   ----------    ----------    ---------
Net investment loss                (1,667,706)   (1,196,362)  (1,450,097)
                                   ----------    ----------    ---------


  Net realized gain from
   investments in venture capital
   limited partnerships               587,735       135,893      108,591
  Net realized gain (loss) from
   sales of equity investments     10,703,511      (883,446)  (1,535,862)
  Realized losses from
   impairment write-downs          (2,392,941)           --     (836,249)
  Net realized loss on foreign
   currency                           (63,370)           --           --
                                   ----------    ----------    ---------
Net realized income (loss)          8,834,935      (747,553)  (2,263,520)
                                   ----------    ----------    ---------
(Decrease) increase in unrealized
 appreciation(depreciation):
  Equity investments              (20,273,430)   16,105,208   (1,639,131)
  Notes receivable                 (4,839,250)           --           --
                                   ----------    ----------    ---------
Net (decrease) increase in
 unrealized appreciation
 (depreciation)                   (25,112,680)   16,105,208   (1,639,131)
                                   ----------    ----------    ---------
Net (decrease) increase in
 partners' capital resulting
 from operations                 $(17,945,451)   14,161,293   (5,352,748)
                                   ==========    ==========    =========
Net (decrease) increase in
 partners' capital resulting
from operations per Unit         $     (94.91)        68.39       (28.46)
                                   ==========    ==========    =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2000, 1999 and 1998:


                              Limited       General
                              Partners      Partners         Total
                              --------      --------         -----

Partners' capital,
  January 1, 1998           $29,393,201      298,077     29,691,278

Net investment loss          (1,216,212)    (233,885)    (1,450,097)
Net realized loss            (1,882,011)    (381,509)    (2,263,520)
Net decrease in
 unrealized appreciation     (1,454,968)    (184,163)    (1,639,131)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1998          24,840,010     (501,480)    24,338,530

Net investment loss            (923,015)    (273,347)    (1,196,362)
Net realized loss              (547,060)    (200,493)      (747,553)
Net increase in
 unrealized appreciation     12,412,349    3,692,859     16,105,208
Tax distribution                     --     (283,627)      (283,627)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1999          35,782,284    2,433,912     38,216,196

Net investment loss          (1,426,266)    (241,440)    (1,667,706)
Net realized income           7,635,081    1,199,854      8,834,935
Net decrease in
 unrealized appreciation
 (depreciation)             (21,393,871)  (3,718,809)   (25,112,680)
Tax distribution                     --   (2,862,928)    (2,862,928)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2000         $20,597,228   (3,189,411)    17,407,817
                             ==========    =========     ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2000           1999          1998
                                     ------         ------        ------
Cash flows from operating
 activities:
  Interest and other income
   received                      $   317,049        97,378       144,919
  Cash paid to vendors              (441,193)     (335,836)     (316,522)
  Cash paid to related parties    (1,994,468)     (944,960)   (1,403,679)
                                  ----------    ----------     ---------
     Net cash used by operating
      activities                  (2,118,612)   (1,183,418)   (1,575,282)
                                  ----------    ----------     ---------
Cash flows from investing
 activities:
  Notes receivable issued         (4,000,000)      (96,360)     (234,806)
  Purchase of equity investments  (2,014,052)   (2,626,060)   (1,134,639)
  Repayments of notes receivable       8,482       198,844       450,712
  Proceeds from sales of equity
   investments                    16,867,191     1,981,843     1,292,093
  Distributions from venture
   capital limited partnerships      220,868       408,876        57,669
                                  ----------    ----------     ---------
     Net cash provided (used) by
      investing activities        11,082,489      (132,857)      431,029
                                  ----------    ----------     ---------
Cash flows from financing
 activities:
  Distributions to Limited
   and General Partners           (2,862,928)     (283,627)           --
  Proceeds from short-term
   borrowings                      3,000,000            --            --
                                  ----------    ----------     ---------
     Net cash provided (used)
      by financing activities        137,072      (283,627)           --
                                  ----------    ----------     ---------
Effect of exchange rate changes
 on cash and cash equivalents        (63,370)           --            --
                                  ----------    ----------     ---------
Net increase (decrease) in cash
 and cash equivalents              9,037,579    (1,599,902)   (1,144,253)

Cash and cash equivalents
 at beginning of year              1,560,773     3,160,675     4,304,928
                                  ----------    ----------     ---------
Cash and cash equivalents
 at end of year                  $10,598,352     1,560,773     3,160,675
                                  ==========    ==========     =========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2000           1999          1998
                                     ------         ------        ------
Reconciliation of net (decrease)
 increase in partners' capital
 resulting from operations to
 net cash used by operating
 activities:
Net (decrease) increase in
 partners' capital resulting
 from operations                $(17,945,451)   14,161,293    (5,352,748)
Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net realized gain from
   venture capital limited
   partnership investments          (587,735)     (135,893)     (108,591)
  Net realized (gain) loss
   from sales of equity
   investments                   (10,703,511)      883,446     1,535,862
  Realized losses from
   impairment write-downs          2,392,941            --       836,249
  Net decrease (increase) in
   unrealized appreciation
   (depreciation):
    Equity investments            20,273,430   (16,105,208)    1,639,131
    Notes receivable               4,839,250            --            --
  Net realized loss on foreign
   currency transaction               63,370            --            --
Changes in:
  Accrued interest on notes
   receivable                       (841,208)      (12,983)      (20,705)
  Accounts payable and
   accrued expenses                   30,553         6,680          (269)
  Due to/from related parties        384,248        28,787      (103,668)
  Other, net                         (24,499)       (9,540)         (543)
                                  ----------    ----------     ---------
Net cash used by operating
 activities                     $ (2,118,612)   (1,183,418)   (1,575,282)
                                  ==========    ==========     =========
Supplemental schedule of
 non-cash investing activity:
  Secured notes receivable
   converted to equity
   investments                  $         --        75,868            --
                                  ==========    ==========     =========
  Investment sales receivable
   from affiliated partnership  $         --        72,496            --
                                  ==========    ==========     =========

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Partners III, L.P., (the Partnership) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are three Individual General Partners. The Individual General Partners and a representative from each of the Managing General Partners constitute the Management Committee, which is responsible for the management and administration of the Partnership.

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling units of limited partnership interest (Units) in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership's original contributed capital was $40,040,054, consisting of $40,000,000 from Limited Partners for 160,000 units and $40,054 from General Partners.
The General Partners do not own any units. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The accompanying financial statements have been prepared on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.


Reclassifications
-----------------

Certain reclassifications have been made to prior-year balances to conform to the current year presentation.

Investments
-----------

Investments are carried at fair value.

     Equity Investments
     ------------------

The Management Committee has the authority to establish valuation procedures and periodically apply such procedures to the Partnership's investment portfolio. In fulfilling this responsibility, the Managing General Partners under the direction of the Management Committee periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and approved by the Management Committee in the year ended December 31, 2000.

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

The fair value of all other investments is determined in good faith by the Managing General Partners under the direction of the Management Committee after consideration of available relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value.

At December 31, 2000 and December 31, 1999, the investment portfolio included investments totaling $2,649,487 and $13,227,472, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $3,142,431 and $7,478,875 at December 31, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized losses from impairment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

     Notes Receivable
     ----------------

The fair value of notes receivable is determined in good faith by the Managing General Partners under the direction of the Management Committee. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for the notes and accrued interest on the valuation date. The values determined for the Partnership's notes receivable are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value. When the Managing General Partners' assessment of fair value indicates that future collectability of interest or principal is in doubt, notes are placed on nonaccrual status.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.


Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2000 and 1999, was $14,390,779 and $19,866,978, respectively. At
December 31, 2000 and 1999, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2000           1999
                                      ------------   ------------
Unrealized appreciation               $ 3,810,502     17,866,387
Unrealized depreciation                (7,993,706)    (1,070,134)
                                       ----------     ----------
Net unrealized (depreciation)
 appreciation                         $(4,183,204)    16,796,253
                                       ==========     ==========

Net Increase (Decrease) in Partners' Capital Resulting from Operations
---------------------------------------------------------------------
Per Unit
--------

Net increase (decrease) in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 160,000 for the years ended December 31, 2000, 1999 and 1998, into the total net increase (decrease) in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.

2.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                       For the Years Ended December 31,
                                     -----------------------------------
                                      2000          1999           1998
                                     ------        ------         ------
Management fees                   $  371,865       282,321        280,034
Individual General
 Partners' compensation               46,129        36,778         46,081
Reimbursable operating expenses:
  Administrative and investor
   services                          421,358       322,351        519,669
  Investment operations            1,404,299       201,469        272,610
  Computer services                  135,065       130,828        181,617

Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $21,344 and $26,758 and were included in due to related parties at December 31, 2000 and 1999, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually plus $1,000 and related expenses for each meeting of the Management Committee or committee thereof. The Individual General Partners each own eight Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. There was $296,060 due to related parties at December 31, 2000, compared to $21,106 due from related parties for operating expenses at December 31, 1999.

The Partnership recorded a receivable from an affiliated partnership for proceeds from equity investment sales of $72,496 at December 31, 1999. These monies were received in the first quarter of 2000.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $212,420 relating to prior years. In 2000, the Managing General Partners billed the Partnership an additional $945,414 for investment management expenses consisting of $347,207, $229,879 and $368,328 for 1999, 1998 and
prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been recorded in prior years, operating expenses would have been $1,462,555, $1,334,831 and $1,307,065 for 2000, 1999 and 1998,
respectively.

In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $66,137.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. In 2000 and 1999, these costs totaled $65,904 and $35,838, respectively, and are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2000, the Partnership had an indirect interest in non-transferable Thermatrix Inc. options at an exercise price higher than the current market value. At December 31, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair market value of $161,425.

3.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

   (a)  Profits:

    (i) First, to those partners with deficit capital account balances until such deficits have been eliminated; then

    (ii) Second, to the partners as necessary to offset net decrease in partners' capital resulting from operations previously allocated under (b)(ii) below and sales commissions; then

    (iii) Third, 75% to the Limited Partners as a group in proportion to the number of Units held, 5% to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20% to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

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


4.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1-Investments.

Marketable Equity Securities
----------------------------

At December 31, 2000 and 1999, marketable equity securities had aggregate costs of $3,545,904 and $8,032,948, respectively, and aggregate fair values of $2,791,543 and $14,819,273, respectively. The net unrealized loss at December 31, 2000, included gross gains of $1,159,436 and the net unrealized gain at December 31, 1999, included gross gains of $7,005,352.

Restricted Securities
---------------------

At December 31, 2000 and 1999, restricted securities had aggregate market values of $7,406,253 and $21,823,134, respectively, representing 42.5% and 57.1%, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during 2000 are as follows:

Acusphere, Inc.
---------------

In February 2000, the Partnership funded a convertible note to the company in the amount of $299,137, with an interest rate of 8% and a maturity date of December 31, 2000.

In April 2000, the note, together with interest, was converted into 63,928 Series F Preferred shares.

Adesso Healthcare Technology Services, Inc. (formerly ADESSO Specialty
----------------------------------------------------------------------
Services Organization, Inc.)
---------------------------

In March 2000, the Partnership purchased 7,726 Series E Preferred shares for $129,797.

In December 2000, the Partnership funded a bridge loan in the amount of $315,268 with an interest rate of 9.5% and a maturity date of January 12, 2002.

Biex, Inc.
----------

The company was unable to complete a round of financing in November 2000 and suspended operations and laid off all employees. As a result, the Partnership recorded a realized loss from impairment write-downs on investments of $1,046,604, its entire investment in the company. As of January 2001, an offer to purchase the company was being negotiated; however, proceeds from the sale were expected to satisfy only a majority of the company's creditors with nothing remaining for equity investors.

Cadence Design Systems, Inc.
----------------------------

In December 2000, the Partnership sold its entire investment in the company for proceeds of $682,587 and realized a gain of $369,148.

CareCentric Solutions, Inc. (formerly Simione Central Holdings, Inc.)
---------------------------------------------------------------------

In March 2000, the company's shareholders approved a one-for-five reverse stock split in order to meet requirements to maintain the company's listing on the Nasdaq National Market.

CollaGenex Pharmaceuticals, Inc.
--------------------------------

In December 2000, the Partnership sold its entire investment in the company for proceeds of $15,139 and realized a loss of $92,961.

CV Therapeutics, Inc.
---------------------

In September 2000, the Partnership net exercised a common share warrant for 2,880 shares at $20.00 each and received 1,974 common shares with a cost basis of $39,538. The Partnership realized a gain of $39,538 on the warrant exercise.

During 2000, the Partnership sold 9,905 common shares for proceeds of $372,052 and realized a gain of $252,527.

Efficient Networks, Inc.
------------------------

In December 2000, the Partnership purchased 15,000 common shares in the company for $306,875.

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

Matrix Pharmaceutical, Inc.
---------------------------

During the first quarter of 2000, the Partnership sold 290,000 common shares in the company for proceeds of $4,530,536 and realized a gain of $3,804,918.

Nanophase Technologies Corporation
----------------------------------

In March 2000, the Partnership received a distribution of 14,557 shares from Batterson, Johnson and Wang Limited Partnership.

In December 2000, the Partnership sold its entire investment in the company for proceeds of $175,486 and realized a loss of $75,622.

Oxford GlycoSciences Plc
------------------------

During the first quarter of 2000, the Partnership sold 106,722 common shares in the company for proceeds of $4,052,250 and realized a gain of $3,552,521.

Pharmadigm, Inc.
----------------

In March 2000, the company completed a new round of financing at a lower valuation. The Partnership did not participate in this round.

Pharmos Corporation
-------------------

In January 2000, the Partnership sold its entire investment in the company for proceeds of $187,762 and realized a gain of $142,514.

Photon Dynamics, Inc.
---------------------

The Partnership purchased 12,500 common shares in December 2000 for $344,188.

Sanarus Medical, Inc.
---------------------

In February 2000, the Partnership purchased 260,000 Series A Preferred shares in the company for $390,000.

Thermatrix Inc.
---------------

The common and preferred shares of the company have no value under the reorganization plan approved by the bankruptcy court in December 2000. As a result, the Partnership recorded a realized loss from impairment write-downs on investments of $1,346,338, its entire investment in the company.

White Electronic Designs Corporation
------------------------------------

During the first quarter of 2000, the Partnership sold its entire investment in the company for proceeds of $6,496,284 and realized a gain of $3,538,200.

In November 2000, an officer of the Managing General Partners of the Partnership exercised options for 19,125 common shares in the company at a total cost of $50,681. The shares were then transferred to the Partnership.

Women.Com Networks, Inc.
------------------------

In the fourth quarter of 2000, the Partnership purchased 332,471 common shares for $155,045. The Partnership sold 166,925 common shares in December 2000 for proceeds of $19,646 and realized a loss of $753,846.

On February 5, 2001, iVillage, Inc. and Women.com entered into an agreement to join forces. Ivillage, Inc. will issue shares of its own stock valued at $27,000,000 to Women.com shareholders. In addition, a major investor in Women.com has agreed to invest $20,000,000 in the new company and will own about 30% of iVillage, Inc.

Venture Capital Limited Partnerships
------------------------------------

The Partnership received cash distributions totaling $220,868 from Alta IV Limited Partnership, Batterson, Johnson and Wang Limited Partnership, Medical Science Partners, L.P. and O,W&W Pacrim Investments Limited, $51,113 of which were recorded as returns of capital and the remaining recorded as realized gains. The Partnership received stock distributions of Blaze Software, Inc., Epoch Pharmaceuticals Inc., Flamel Technologies
S. A. and Nanophase Technologies Corporation with fair values totaling $486,335. Distributions totaling $417,980 were recorded as realized gains and distributions totaling $68,355 were recorded as returns of capital.

The Partnership recorded a $617,021 increase in unrealized appreciation as a result of a net increase in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

Subsuquent Events
-----------------

Subsequent to December 31, 2000, the fair value of the Partnership's investment in Endocare, Inc. decreased by $785,607 as a result of a decrease in the publicly traded market price on March 16, 2001.


5.  Net Increase (Decrease) in Unrealized (Depreciation) Appreciation of
    --------------------------------------------------------------------
    Equity Investments
    ------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Net increase (decrease) in unrealized (depreciation) appreciation of equity investments." The table below discloses details of the changes:

                                          For the Years Ended December 31,
                                         ----------------------------------
                                           2000          1999        1998
                                          ------        ------      ------
Unrealized (depreciation)
 appreciation from cost of
 marketable equity securities       $   (754,361)   6,786,325   (2,248,186)

Unrealized (depreciation)
 appreciation from cost of
 non-marketable equity securities     (3,071,244)   9,661,500    2,590,803
                                      ----------   ----------    ---------
Unrealized (depreciation)
 appreciation from cost at end
 of year                              (3,825,605)  16,447,825      342,617

Unrealized appreciation from
 cost at beginning of year            16,447,825      342,617    1,981,748
                                      ----------   ----------    ---------
Net (decrease) increase in
 unrealized appreciation (depre-
 ciation) of equity investments     $(20,273,430)  16,105,208   (1,639,131)
                                      ==========   ==========    =========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               2000            1999
                                              ------          ------
Balance, beginning of year                $   20,824          202,777

Notes receivable issued                    4,000,000           96,360
Repayments of notes receivable                (8,482)        (198,844)
Secured notes converted to equity
 investment                                       --          (75,868)
Change in interest receivable                836,687           (3,601)
Net increase in unrealized
 depreciation of notes receivable         (4,839,250)              --
                                           ---------          -------
Balance, end of year                      $    9,779           20,824
                                           =========          =======

The interest rate on notes receivable at December 31, 2000, ranged from 16% to 50%. All notes and accrued interest are due on demand.

During 2000, the Partnership issued notes receivable totaling $4,000,000 to Sutmyn Storage Corporation, a portfolio company in the computer equipment industry. In determining fair value, the Managing General Partners gave consideration to deterioration in the company's performance during the quarter ended September 30, 2000, as a result of business, technical, financing and legal challenges, the company's financial position at September 30, 2000 and its ability to obtain critical additional financing. As a result, the Partnership recorded a $4,836,805 increase in unrealized depreciation of notes and interest receivable. The note was placed on non-accrual status on September 30, 2000; interest income through September 30, 2000, totaled $836,805. There has been no improvement in the company's prospects and the Managing General Partners believe the fair value of the notes and accrued interest continues to be zero at December 31, 2000. Because of the inherent uncertainties involved in predicting the outcome of the company's ability to obtain additional financing, the estimated fair value at December 31, 2000 may differ significantly from a value that would have been used had the outcome of the company's efforts been known, and the difference could be material.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2000 and 1999, consisted of:

                                          2000                 1999
                                         ------               ------
Demand accounts                     $   614,972              161,015
Money-market accounts                 6,983,380            1,399,758
Cash pledged as collateral for
 short-term borrowings                3,000,000                   --
                                     ----------            ---------
  Total                             $10,598,352            1,560,773
                                     ==========            =========

8.  Short-Term Borrowings
    ---------------------

In December 2000, the Partnership borrowed $3,000,000 from a commercial financial institution. The note bears interest at the lenders' prime rate, which was 9.5% at December 31, 2000. Payment of all accrued unpaid interest is due monthly and all outstanding principal plus any remaining accrued unpaid interest are due on March 31, 2001. The Partnership has pledged $3,000,000 in cash as collateral for the note.

9.  Distributions
    -------------

In the first quarter of 2000, a tax distribution was declared and paid to the General Partners totaling $1,238,366.

In April 2000, a tax distribution was declared and paid to the General Partners totaling $1,624,562.

10. Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2000, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. An arbitrator has been selected and a hearing has been scheduled. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  March 30, 2001    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President and Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

 /s/Charles R. Kokesh         President, Chief       March 30, 2001
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.