Form 10-Q
period 2001-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2001-05-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         March 31,        December 31,
                                           2001              2000
                                       ------------       -----------
ASSETS

Equity investments (cost of
 $14,462,443 and $14,023,401 for
 2001 and 2000, respectively)          $ 8,323,720       $10,197,796
Notes receivable (cost of
 $5,355,602 and $4,849,029 for
 2001 and 2000, respectively)              215,141             9,779
                                        ----------        ----------
     Total investments                   8,538,861        10,207,575

Cash and cash equivalents                6,443,630        10,598,352
Other assets                                 4,539            26,842
                                        ----------        ----------
     Total assets                      $14,987,030       $20,832,769
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    39,105       $   103,712
Due to related parties                      97,544           317,404
Short-term borrowings                           --         3,000,000
Other liabilities                            1,977             3,836
                                        ----------        ----------
     Total liabilities                     138,626         3,424,952

Commitments and contingencies

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           18,063,409        20,597,228
 General Partners                       (3,215,005)       (3,189,411)
                                        ----------        ----------
     Total partners' capital            14,848,404        17,407,817
                                        ----------        ----------
     Total liabilities
      and partners' capital            $14,987,030       $20,832,769
                                        ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                       Principal       (unaudited)
                                       Amount or      March 31, 2001          December 31, 2000
Industry                               Shares at    -----------------         ------------------
(1)                        Investment   March 31,   Cost        Fair          Cost         Fair
Company           Position   Date         2001      Basis       Value         Basis        Value
-------------     -------- ----------  ----------   -----       -----         -----        -----

Equity Investments
------------------

Communications
--------------
0.6% and 2.2% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2000       15,000 $       --  $       --  $  306,875  $  213,750
Illinois
 Superconductor    Common
 Corporation       share
                   warrants at
                   $1.47;
                   expiring
                   2002         1999          526      7,183          49       7,183           0
Women.com          Common       1996-
 Networks, Inc.    shares       2000      746,502    990,716      93,313     990,716     163,335
                                                   ---------   ---------   ---------   ---------
                                                     997,899      93,362   1,304,774     377,085
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Computers and Computer Equipment
--------------------------------
0.7% and 0.7% at March 31, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
White Electronic
 Designs           Common
 Corporation       shares       2000       19,125     50,681     100,406      50,681     123,720
                                                   ---------   ---------   ---------   ---------
                                                      50,681     100,406      50,681     123,720
                                                   ---------   ---------   ---------   ---------

Computer Systems and Software
-----------------------------
7.1% and 6.5% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Photon Dynamics,   Common       1996-
 Inc.              shares       2000       50,000    569,188   1,056,251     569,188   1,125,000
Virage, Inc.       Common
                   Shares       2001          946      4,419       1,952          --          --
                                                   ---------   ---------   ---------   ---------
                                                     573,607   1,058,203     569,188   1,125,000
                                                   ---------   ---------   ---------   ---------

Environmental
-------------
0.3% and 0.2% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792      40,170      79,792      40,170
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099       1,435       4,099       1,435
                                                   ---------   ---------   ---------   ---------
                                                      83,891      41,605      83,891      41,605
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
4.9% and 3.0% at March 31, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     725,271   1,708,124     521,271
WorldRes, Inc.     Common
 (a) (b)           share
                   warrants at
                   $3.70;
                   expiring     1997-
                   2002-2003    1998        7,601        195           0         195           0
                                                   ---------   ---------   ---------   ---------
                                                   2,218,319     725,271   1,708,319     521,271
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
33.1% and 36.7% at March 31, 2001 and December 31, 2000, respectively
---------------------------------------------------------------------
Acambis Plc.       Common
                   shares       1998          978      2,659       1,542       2,659       1,210
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2000      432,138  1,100,909   1,231,594   1,100,909   1,231,594
Adesso Healthcare
 Technology
 Services, Inc.    Preferred    1997-
 (a) (b)           shares       2000      204,670  1,393,803           0   1,393,803           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note (2)     2000     $315,268    322,143     241,608     315,268     236,451
American OBGYN,    Preferred
 Inc. (a)          shares       1994      148,439  1,226,202     207,468   1,226,202     207,468
American OBGYN,    Common
 Inc. (a)          shares       1994       12,611          0       5,675           0       5,675

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623     175,487          --          --
CareCentric        Common
 Solutions, Inc.   shares       1999       25,561    382,875      47,049     382,875      64,383
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   1,794,508   1,416,252   3,142,424
LifeCell           Common       1992-
 Corporation       shares       1997      351,060  1,263,574     515,708   1,263,574     559,520
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       1995       31,633     74,821     284,697      74,821     541,715
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000      16,510     125,000      16,510
Oxford             Common
 GlycoSciences Plc shares       1993           50        234       1,015         234         987
Pharmadigm,        Preferred    1993-
 Inc. (a)          shares       1998      546,143    945,039     163,843     945,039     163,843
Pharmadigm,        Preferred
 Inc. (a)          share
                   warrants at
                   $2.00;
                   expiring
                   2001         1996        5,416          0           0           0           0
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     106,000     200,000     106,000
Sanarus Medical,   Preferred
 Inc. (a) (b)      shares       2000      260,000    390,000     117,000     390,000     117,000
                                                  ----------  ----------  ----------  ----------
                                                   9,068,134   4,909,704   8,836,636   6,394,780
                                                  ----------  ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
9.4% and 9.3% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Alta IV Limited    Ltd.
 Partnership (a)   Partnership
                   interests   various $1,000,000    136,217       5,888     136,217           0
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0      99,880           0      99,880
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    469,667     501,061     469,667     501,061
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842     477,645     652,842     698,280
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222     135,900     187,222     135,900
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505     131,562         505     131,562
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,459      43,233      23,459      47,652
                                                  ----------  ----------  ----------  ----------
                                                   1,469,912   1,395,169   1,469,912   1,614,335
                                                  ----------  ----------  ----------  ----------
Total equity investments - 56.1% and 58.6% at
 March 31, 2001 and December 31, 2000,
 respectively                                     14,462,443   8,323,720  14,023,401  10,197,796
                                                  ----------  ----------  ----------  ----------

Notes Receivable
----------------

Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $12,010     12,704      12,704     12,224       9,779

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
                   demand       2000   $4,000,000  4,836,805           0   4,836,805           0
Thermatrix Inc.    Secured
                   note, 12%,
                   due on
                   demand       2001     $500,000    506,093     202,437          --          --
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 1.5% and 0.0% at
 March 31, 2001 and December 31, 2000,
 respectively                                      5,355,602     215,141   4,849,029       9,779
                                                  ----------  ----------  ----------  ----------
Total investment - 57.6% and 58.6% at
 March 31, 2001 and December 31, 2000,
 respectively                                    $19,818,045  $8,538,861 $18,872,430 $10,207,575
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at March 31, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments except for a convertible note which includes accrued interest.  The interest rate on the note is 9.5 percent.




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                 For the Three Months Ended March 31,
                                 -----------------------------------
                                            2001        2000
                                         ---------   ---------
Investment income:
 Notes receivable interest            $    13,449 $    46,777
 Short-term investment interest           129,150      23,325
                                       ----------  ----------
    Total investment income               142,599      70,102

Investment expenses:
 Management fees                           52,102      95,733
 Individual General Partners'
  compensation                             17,217       5,160
 Administrative and investor services     113,158     112,151
 Investment operations                     25,096      64,880
 Professional fees                         43,654      18,111
 Computer services                         30,208      32,868
 Interest expense                          73,404          --
                                       ----------  ----------
    Total investment expenses             354,839     328,903
                                       ----------  ----------
Net investment loss                      (212,240)   (258,801)
                                       ----------  ----------
 Net realized gain from sales
  of equity investments                    38,114  11,224,592
 Realized gains from venture capital
  limited partnership investments         229,042     288,029
                                       ----------  ----------
Net realized income                       267,156  11,512,621
                                       ----------  ----------

STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

(Decrease) increase in unrealized
 appreciation (depreciation):
  Equity investments                   (2,313,118)  4,984,856
  Notes receivable                       (301,211)         --
                                       ----------  ----------
Net (decrease) increase in
 unrealized appreciation
 (depreciation)                        (2,614,329)  4,984,856
                                       ----------  ----------
Net (decrease) increase in
 partners' capital resulting
 from operations                     $ (2,559,413)$16,238,676
                                       ==========  ==========
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit            $     (15.84)$     81.54
                                       ==========  ==========

































The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Three Months Ended March 31,
                                     -----------------------------------
                                              2001            2000
                                           ---------       ---------
Net (decrease) increase in partners'
 capital resulting from operations       $(2,559,413)    $16,238,676

Adjustments to reconcile net (decrease)
 increase in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net realized gain from sales of
   equity investments                        (38,114)    (11,224,592)
  Realized gains from venture capital
   limited partnership investments          (229,042)       (288,029)
  Net decrease (increase) in unrealized
   depreciation appreciation of equity
   investments                             2,313,118      (4,984,856)
  Net increase in unrealized depreciation
   of notes receivable                       301,211              --
  Increase in accrued interest on notes
   receivable                                (13,448)        (45,898)
  (Decrease) increase in accounts
   payable and accrued expenses              (64,607)         10,535
  (Decrease) increase in due to related
   parties                                  (219,860)        122,194
  Other changes, net                          20,444          (8,237)
                                          ----------      ----------
  Net cash used by operating
   activities                               (489,711)       (180,207)
                                          ----------      ----------
Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         344,989      15,692,142
 Purchase of equity investments             (510,000)       (818,933)
 Notes receivable issued                    (500,000)     (2,000,000)
 Repayment of notes receivable                    --           4,197
                                          ----------      ----------
  Net cash (used) provided by
   investing activities                     (665,011)     12,877,406
                                          ----------      ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from financing activities:
 Tax distributions to General
  Partners                                        --      (1,238,366)
 Repayment of short-term borrowings       (3,000,000)
                                          ----------      ----------
  Net cash used by financing activities   (3,000,000)     (1,238,366)
                                          ----------      ----------

Effect of exchange rate changes on
 cash and cash equivalents                        --          25,038
                                          ----------      ----------
Net (decrease) increase in cash
 and cash equivalents                     (4,154,722)     11,483,871

Cash and cash equivalents at beginning
 of year                                  10,598,352       1,560,773
                                          ----------      ----------
Cash and cash equivalents
 at March 31                             $ 6,443,630     $13,044,644
                                          ==========      ==========































The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2001 and December 31, 2000, was $13,732,851 and $14,390,779, respectively. At
March 31, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 2,074,117    $ 3,810,502
Unrealized depreciation                (7,268,107)    (7,993,706)
                                       ----------     ----------
Net unrealized depreciation           $(5,193,990)   $(4,183,204)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 2001 and 2000 were as follows:


                                            2001              2000
                                         ---------          --------
Management fees                          $ 52,102          $ 95,733
Individual General Partners'
 compensation                              17,217             5,160
Reimbursable operating expenses           141,040           142,975


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $80,183 due to related parties for such expenses at March 31, 2001 compared to $296,060 due to related parties at December 31, 2000.

Management fees due to the Managing General Partners were $17,361 and $21,344 at March 31, 2001 and December 31, 2000, respectively and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated Partnerships based upon their proportionate investments in the portfolio company. At March 31, 2001, the Partnership had an indirect interest in non-transferable Endocare, Inc. options at an exercise price higher than the current market value. At March 31, 2000, the Partnership and affiliated Partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $82,369.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $3,468,071 and $3,545,904, respectively, and aggregate fair values of $2,345,925 and $2,791,543, respectively. The net unrealized losses at March 31, 2001 and December 31, 2000 included gross gains of $827,570 and $1,159,436, respectively.

Restricted Securities
---------------------

At March 31, 2001 and December 31, 2000, restricted securities had aggregate fair values of $5,977,795 and $7,406,253, respectively, representing 40.3 percent and 42.5 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the three months ended March 31, 2001 are as follows:

Efficient Networks, Inc.
------------------------

In January 2001, the Partnership sold its entire investment in the company for proceeds of $344,989 and realized a gain of $38,114.

WorldRes, Inc.
--------------

In March 2001, the Partnership purchased 170,000 Preferred shares in the company for $510,000. The company effected a conversion of all preferred stock to common stock on March 21, 2001. Each of the Partnership's preferred shares was converted to one common share.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Applied Molecular
Evolution, Inc. and Virage, Inc. with fair values totaling $229,042 which were recorded as realized gains.

The Partnership recorded a $219,166 decrease in fair value primarily as a result of the above distributions.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.


5.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                           2001           2000
                                        ---------      ---------
Balance at January 1                     $  9,779     $   20,824

Notes receivable issued                   500,000      2,000,000
Repayments of notes receivable                 --         (4,197)
Change in accrued interest receivable       6,573         42,948
Net increase in unrealized
 depreciation of notes receivable        (301,211)            --
                                          -------      ---------
Balance at March 31                      $215,141     $2,059,575
                                          =======      =========

The interest rate on notes receivable at March 31, 2000 ranged from 12 percent to 50 percent. All notes are due on demand with the exception of $12,704, due 2004.

In February 2001, the Partnership issued a secured note for $500,000 to Thermatrix Inc. The note bears interest at 12 percent and is due on demand.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2001, and December 31, 2000, consisted of:

                                           2001           2000
                                        ---------      ---------
Demand accounts                        $  781,282    $   614,972
Money-market accounts                   5,662,348      6,983,380
Cash pledged as collateral for
 short-term borrowings                         --      3,000,000
                                        ---------     ----------
  $                                    $6,443,630    $10,598,352
                                        =========     ==========

7.     Distributions
       -------------

There were no distributions during the quarter ended March 31, 2001. In the first quarter of 2000, a tax distribution totaling $1,238,366 was declared and paid to the General Partners.


8.     Short-Term Borrowings
       ---------------------

In December 2000, the Partnership borrowed $3,000,000 from a commercial financial institution. The Partnership pledged $3,000,000 in cash as collateral for the note. The note bears interest at the lenders' prime rate, which was 9.5 percent at December 31, 2000 and 8.5 percent at March 31, 2001. The note and accrued interest were repaid on March 31, 2001. Interest expense for the three months ended March 31, 2001 was $73,404.

9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2001, unfunded investment commitments to portfolio companies totaled $196,530.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2000. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2001, net cash used by operating activities totaled $489,711. The Partnership paid management fees of $56,085 to the Managing General Partners and reimbursed related parties for investment expenses of $356,917. In addition, $17,217 was paid to the Individual General Partners as compensation for their services. Interest income received totaled $129,151. Other investment expenses of $115,239 were paid and $73,404 in interest expense was paid.

During the three months ended March 31, 2001, the Partnership funded equity investments of $510,000 to a portfolio company in the information technology industry and issued $500,000 in notes receivable to a portfolio company in the environmental industry. Proceeds from equity investment sales were $344,989 and repayments of short-term borrowings totaled $3,000,000. At March 31, 2001, the Partnership's unfunded commitments totaled $196,530.

Cash and cash equivalents at March 31, 2001, were $6,443,630. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $2,559,413 for the three months ended March 31, 2001, as compared to a net increase in partners' capital resulting from operations of $16,238,676 for the three months ended March 31, 2000.

Net realized gain from sales of equity investments was $38,114 and $11,224,592 for the quarters ended March 31, 2001 and 2000, respectively. The gain in 2001 resulted from the sale of Efficient Networks common shares. The gain in 2000 primarily resulted from the sales of Matrix Pharmaceuticals, Inc., Oxford GlycoSciences Plc and White Electronic Designs Corporation.

Net unrealized depreciation on equity investments was $6,138,723 and $3,825,605 at March 31, 2001 and December 31, 2000, respectively. During the quarter ended March 31, 2001, the net increase in unrealized depreciation of equity investments of $2,313,118 was primarily attributable to decreases in the publicly traded market prices of Endocare, Inc., Matrix Pharmaceuticals, Inc., Women.com Networks, Inc. and Photon Dynamics, Inc. as well as a decrease in the fair value of WorldRes, Inc., a private portfolio company in the information technology industry. In 2000, the net increase in unrealized appreciation of equity investments of $4,984,856 was primarily attributable to increases in portfolio companies in the medical/biotechnology and computer systems and software industries, partially offset by decreases in the communications and computer and computer equipment industries.

Net unrealized depreciation on notes receivable was $5,140,461 and $4,839,250 at March 31, 2001 and December 31, 2000, respectively. During the quarter ended March 31, 2001, the net increase in unrealized depreciation of notes receivable of $301,211 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc.

During the quarter ended March 31, 2001 the Partnership recorded net realized gains from venture capital limited partnership investments of $229,042. During the same period in 2000, there were gains of $288,029. The gains represented distributions from profits of venture capital limited partnership investments.

For the quarters ended March 31, 2001 and 2000, interest income was $142,599 and $70,102, respectively. The increase was primarily the result of interest earned on cash held as collateral for short-term borrowings that were repaid on March 31, 2001.

Investment expenses were $354,839 for the quarter ended March 31, 2001, compared to $328,903 for the same period in 2000. The increase was primarily due to interest expense of $73,404 paid on short-term borrowings and increased professional fees partially offset by decreased investment operations.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 11, 2001    By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited

Technology Funding Partners III, L.P.         05/11/01   1:41 PM
(a Delaware limited partnership)