Form 10-Q
period 2001-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2001-08-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         June 30,        December 31,
                                           2001              2000
                                       ------------       -----------
ASSETS

Equity investments (cost of
 $14,703,501 and $14,023,401 for
 2001 and 2000, respectively)          $11,695,771       $10,197,796
Notes receivable (cost of
 $5,364,793 and $4,849,029 for
 2001 and 2000, respectively)              218,444             9,779
                                        ----------        ----------
     Total investments                  11,914,215        10,207,575

Cash and cash equivalents                5,657,505        10,598,352
Due from related parties                    50,866                --
Other assets                                 4,338            26,842
                                        ----------        ----------
     Total assets                      $17,626,924       $20,832,769
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    92,320       $   103,712
Due to related parties                          --           317,404
Short-term borrowings                           --         3,000,000
Other liabilities                            1,977             3,836
                                        ----------        ----------
     Total liabilities                      94,297         3,424,952

Commitments and contingencies

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           20,580,219        20,597,228
 General Partners                       (3,047,592)       (3,189,411)
                                        ----------        ----------
     Total partners' capital            17,532,627        17,407,817
                                        ----------        ----------
     Total liabilities
      and partners' capital            $17,626,924       $20,832,769
                                        ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                       Principal       (unaudited)
                                       Amount or      June 30, 2001           December 31, 2000
Industry                               Shares at    -----------------         ------------------
(1)                        Investment   June 30,    Cost        Fair          Cost         Fair
Company           Position   Date         2001      Basis       Value         Basis        Value
-------------     -------- ----------  ----------   -----       -----         -----        -----

Equity Investments
------------------

Communications
--------------
2.0% and 2.2% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2000           -- $       --  $       --  $  306,875  $  213,750
Illinois
 Superconductor    Common
 Corporation       share
                   warrants at
                   $1.47;
                   expiring
                   2002         1999          526      7,183          95       7,183           0
iVillage Inc.
(formerly
 Women.com         Common       1996-
 Networks, Inc.)   shares       2000      240,375    990,716     348,544     990,716     163,335
                                                   ---------   ---------   ---------   ---------
                                                     997,899     348,639   1,304,774     377,085
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Computers and Computer Equipment
--------------------------------
0.5% and 0.7% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
White Electronic
 Designs           Common
 Corporation       shares       2000       19,125    120,095      82,811      50,681     123,720
                                                   ---------   ---------   ---------   ---------
                                                     120,095      82,811      50,681     123,720
                                                   ---------   ---------   ---------   ---------

Computer Systems and Software
-----------------------------
7.7% and 6.5% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Photon Dynamics,   Common       1996-
 Inc.              shares       2000       50,000    569,188   1,350,000     569,188   1,125,000
Virage, Inc.       Common
                   Shares       2001        1,656      7,074       5,714          --          --
                                                   ---------   ---------   ---------   ---------
                                                     576,262   1,355,714     569,188   1,125,000
                                                   ---------   ---------   ---------   ---------

Environmental
-------------
0.2% at June 30, 2001 and December 31, 2000
-------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792      40,170      79,792      40,170
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099       1,435       4,099       1,435
                                                   ---------   ---------   ---------   ---------
                                                      83,891      41,605      83,891      41,605
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
4.1% and 3.0% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     725,271   1,708,124     521,271
WorldRes, Inc.     Common
 (a) (b)           share
                   warrants at
                   $3.70;
                   expiring
                   2002         1997        7,601        195           0         195           0
                                                   ---------   ---------   ---------   ---------
                                                   2,218,319     725,271   1,708,319     521,271
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
45.2% and 36.7% at June 30, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
Acambis Plc.       Common
                   shares       1998          978      2,659       1,877       2,659       1,210
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2001      453,415  1,201,975   1,292,233   1,100,909   1,231,594
Adesso Healthcare
 Technology
 Services, Inc.    Preferred    1997-
 (a) (b)           shares       2000      204,670  1,393,803           0   1,393,803           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note (2)     2000     $315,268    328,039     246,029     315,268     236,451
Adesso Healthcare  Preferred
 Technology        share
 Services, Inc.    warrants at
 (a) (b)           $8.40;
                   expiring
                   2005         2001        7,506          0           0          --          --
American OBGYN,    Preferred
 Inc. (a)          shares       1994      148,439  1,226,202     207,468   1,226,202     207,468

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

American OBGYN,    Common
 Inc. (a)          shares       1994       12,611          0       5,675           0       5,675
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623     208,578          --          --
CareCentric
 Solutions, Inc.   Common
 (a)               shares       1999       47,836    382,875      67,608     382,875      64,383
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   3,940,869   1,416,252   3,142,424
LifeCell           Common       1992-
 Corporation       shares       1997      351,060  1,263,574     754,779   1,263,574     559,520
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       1995       31,633     74,821     329,932      74,821     541,715
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000      12,382     125,000      16,510
Oxford             Common
 GlycoSciences Plc shares       1993           50        234         781         234         987
Pharmadigm,        Preferred    1993-
 Inc. (a)          shares       1998      546,143    945,039     163,843     945,039     163,843
Pharmadigm,        Preferred
 Inc. (a)          share
                   warrants at
                   $2.00;
                   expired
                   2001         1996           --         --          --           0           0
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     106,000     200,000     106,000
Sanarus Medical,   Preferred
 Inc. (a) (b)      shares       2000      260,000    390,000     390,000     390,000     117,000
Sanarus Medical,   Convertible
 Inc. (a) (b)      note (2)     2001      195,000    198,049     198,049          --          --


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Sanarus Medical,   Preferred
 Inc. (a) (b)      share
                   warrants at
                   exercise price
                   TBD; expiring
                   2006         2001          195        195         195          --          --
                                                  ----------  ----------  ----------  ----------
                                                   9,373,340   7,926,298   8,836,636   6,394,780
                                                  ----------  ----------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
6.9% and 9.3% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Alta IV Limited    Ltd.
 Partnership (a)   Partnership
                   interests   various         --         --          --     136,217           0
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0      88,675           0      99,880
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    469,667     501,061     469,667     501,061
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842     335,007     652,842     698,280
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222     135,900     187,222     135,900
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505     131,557         505     131,562
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,459      23,233      23,459      47,652
                                                  ----------  ----------  ----------  ----------
                                                   1,333,695   1,215,433   1,469,912   1,614,335
                                                  ----------  ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Total equity investments - 66.6% and 58.6% at
 June 30, 2001 and December 31, 2000,
 respectively                                     14,703,501  11,695,771  14,023,401  10,197,796
                                                  ----------  ----------  ----------  ----------

Notes Receivable
----------------

Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     12,081      12,081     12,224       9,779
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
                   demand       2000   $4,000,000  4,836,805           0   4,836,805           0
Thermatrix Inc.    Secured
                   note, 12%,
                   due on
                   demand       2001     $500,000    515,907     206,363          --          --
                                                  ----------  ----------  ----------  ----------
Total notes receivable-1.2% and 0.0% at
 June 30, 2001 and December 31, 2000,
 respectively                                      5,364,793     218,444   4,849,029       9,779
                                                  ----------  ----------  ----------  ----------
Total investment-67.8% and 58.6% at
 June 30, 2001 and December 31, 2000,
 respectively                                    $20,068,294 $11,914,215 $18,872,430 $10,207,575
                                                  ==========  ==========  ==========  ==========

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Legends and footnotes:

--  No investment held at end of period.
0   Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at June 30, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  The interest rates on such notes are 7-8 percent.






















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                         For the Three Months              For the Six Months
                                             Ended June 30,                  Ended June 30,
                                         ---------------------            ---------------------
                                          2001           2000              2001           2000
                                         ------         ------            ------         ------
Investment income:
 Notes receivable interest             $   24,645  $    304,434        $   38,094     $   351,211
 Short-term investment interest            56,969        66,464           186,119          89,789
                                        ---------    ----------         ---------      ----------
    Total investment income                81,614       370,898           224,213         441,000

Investment expenses:
 Management fees                           37,447       133,389            89,549         229,122
 Individual General Partners'
  compensation                             18,080        15,301            35,297          20,461
 Administrative and investor services     260,146       151,473           373,304         263,624
 Investment operations                     79,702       249,442           104,798         314,322
 Professional fees                        103,620        15,963           147,274          34,074
 Computer services                         40,720        33,570            70,928          66,438
 Interest expense                              --            --            73,404              --
                                        ---------    ----------         ---------      ----------
    Total investment expenses             539,715       599,138           894,554         928,041
                                        ---------    ----------         ---------      ----------
Net investment loss                      (458,101)     (228,240)         (670,341)       (487,041)
                                        ---------    ----------         ---------      ----------
 Net realized gain (loss) from sales
  of equity investments                       765       (63,642)           38,879      11,160,950
 Realized gains from venture capital
  limited partnership investments          16,454       202,900           245,496         490,929
 Net realized loss on foreign currency         --       (63,370)               --         (63,370)
                                        ---------    ----------         ---------      ----------
Net realized income                        17,219        75,888           284,375      11,588,509
                                        ---------    ----------         ---------      ----------

STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

Increase (decrease) in unrealized
 appreciation (depreciation):
  Equity investments                    3,130,993   (18,639,213)          817,875     (13,679,395)
  Notes receivable                         (5,888)   (1,345,798)         (307,099)     (1,345,798)
  Foreign currency transaction                 --       (25,038)               --              --
                                        ---------    ----------         ---------      ----------
Net increase (decrease) in
 unrealized appreciation
 (depreciation)                         3,125,105   (20,010,049)          510,776     (15,025,193)
                                        ---------    ----------         ---------      ----------
Net increase (decrease) in
 partners' capital resulting
 from operations                       $2,684,223  $(20,162,401)       $  124,810     $(3,923,725)
                                        =========    ==========         =========      ==========
Net increase (decrease) in
 partners' capital resulting
 from operations per Unit              $    15.73  $    (100.06)            (0.11)    $    (18.52)
                                        =========    ==========         =========      ==========


















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Six Months Ended June 30,
                                     -----------------------------------
                                              2001            2000
                                           ---------       ---------
Net increase (decrease) in partners'
 capital resulting from operations       $   124,810     $(3,923,725)

Adjustments to reconcile net increase
(decrease) in partners' capital
 resulting from operations to net cash
 used by operating activities:
  Net realized gain from sales of
   equity investments                        (38,879)    (11,160,950)
  Realized gains from venture capital
   limited partnership investments          (245,496)       (490,929)
  Net (increase) decrease in unrealized
   appreciation (depreciation) of equity
   investments                              (817,875)     13,679,395
  Net increase in unrealized depreciation
   of notes receivable                       307,099       1,345,798
  Net realized loss on foreign currency           --          63,370
  Increase in accrued interest on notes
   receivable                                (31,916)       (349,566)
  Decrease in accounts payable and
   accrued expenses                          (11,392)        (26,301)
 (Decrease) increase in due to related
   parties                                  (368,270)         62,959
  Other changes, net                          20,645          (6,250)
                                          ----------      ----------
  Net cash used by operating
   activities                             (1,061,274)       (806,199)
                                          ----------      ----------
Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         345,754      15,736,552
 Purchase of equity investments             (875,676)       (841,998)
 Notes receivable issued                    (500,000)     (3,500,000)
 Repayment of notes receivable                   333           6,837
 Distributions from venture capital
  limited partnerships                       150,016         187,571
                                          ----------      ----------
  Net cash (used) provided by
   investing activities                     (879,573)     11,588,962
                                          ----------      ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from financing activities:
 Tax distributions to General
  Partners                                        --      (2,862,928)
 Repayment of short-term borrowings       (3,000,000)             --
                                          ----------      ----------
  Net cash used by financing activities   (3,000,000)     (2,862,928)
                                          ----------      ----------

Effect of exchange rate changes on
 cash and cash equivalents                        --         (63,370)
                                          ----------      ----------
Net (decrease) increase in cash
 and cash equivalents                     (4,940,847)      7,856,465

Cash and cash equivalents at beginning
 of year                                  10,598,352       1,560,773
                                          ----------      ----------
Cash and cash equivalents
 at June 30                              $ 5,657,505     $ 9,417,238
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2001 and December 31, 2000, was $15,511,529 and $14,390,779, respectively. At
June 30, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,    December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 4,327,631    $ 3,810,502
Unrealized depreciation                (7,924,945)    (7,993,706)
                                       ----------     ----------
Net unrealized depreciation           $(3,597,314)   $(4,183,204)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 2001 and 2000 were as follows:


                                            2001              2000
                                         ---------          --------
Management fees                          $ 89,549          $229,122
Individual General Partners'
 compensation                              35,297            20,461
Reimbursable operating expenses           477,208           506,038


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $63,355 due from related parties for such expenses at June 30, 2001 compared to $296,060 due to related parties at December 31, 2000. Included in the due from related parties at June 30, 2001 is $123,451, representing an overallocation of certain estimated expenses incurred in the quarter ended June 30, 2001. This amount was repaid in full to the partnership on August 6, 2001.

Management fees due to the Managing General Partners were $12,489 and $21,344 at June 30, 2001 and December 31, 2000, respectively and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated Partnerships based upon their proportionate investments in the portfolio company. At June 30, 2001, the Partnership and affiliated Partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $201,990.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $3,635,859 and $3,545,904, respectively, and aggregate fair values of $3,150,624 and $2,791,543, respectively. The net unrealized losses at June 30, 2001 and December 31, 2000 included gross gains of $1,047,470 and $1,159,436, respectively.

Restricted Securities
---------------------

At June 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $8,545,147 and $7,406,253, respectively, representing 48.7 percent and 42.5 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the six months ended June 30, 2001 are as follows:

Acusphere, Inc.
---------------

In June 2001, the Partnership purchased 21,277 shares of Series I
Preferred stock for $101,066.

Efficient Networks, Inc.
------------------------

In January 2001, the Partnership sold its entire investment in the company for proceeds of $344,989 and realized a gain of $38,114.

IVillage Inc. (formerly Women.com Networks, Inc.)
-------------------------------------------------

Effective June 18, 2001, iVillage Inc. acquired Women.com Networks, Inc. In connection with this transaction, the Partnership's Women.com shares were exchanged for 240,375 iVillage common shares. The Partnership realized a gain of $765 on the sale of fractional shares.

Sanarus Medical, Inc.
---------------------

In April 2001, the Partnership issued a convertible bridge loan for $195,000 to the company. The note bears interest at 8% and is due in October 2001.

In July 2001, the company converted the $195,000 note to 112,978 shares of Series B Preferred stock and paid the Partnership $3,590 for the accrued interest. Also in July 2001, the Partnership purchased 434,530 shares of Series B Preferred stock for $750,000.

WorldRes, Inc.
--------------

In March 2001, the Partnership purchased 170,000 Preferred shares in the company for $510,000. The company effected a conversion of all preferred stock to common stock on March 21, 2001. Each of the Partnership's preferred shares was converted to one common share.


Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Applied Molecular
Evolution, Inc. and Virage, Inc. with fair values totaling $231,697 which were recorded as realized gains. The Partnership also received cash distributions of $150,016, $7,305 of which were recorded as returns of capital and the remaining as realized gains.

The Alta IV Limited Partnership was terminated on December 31, 2000 and the Partnership received its final liquidating distribution of $7,305 in June 2001 and realized a loss of $128,912.

The Partnership recorded a $262,685 decrease in fair value primarily as a result of the above distributions.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                           2001           2000
                                        ---------      ---------
Balance at January 1                     $  9,779     $   20,824

Notes receivable issued                   500,000      3,500,000
Repayments of notes receivable               (333)        (6,837)
Change in accrued interest receivable      16,097        344,868
Net increase in unrealized
 depreciation of notes receivable        (307,099)    (1,345,798)
                                          -------      ---------
Balance at June 30                       $218,444     $2,513,057
                                          =======      =========

The interest rate on notes receivable at June 30, 2001 ranged from 12 percent to 50 percent. All notes are due on demand with the exception of $12,801, due 2004.

In February 2001, the Partnership issued a secured note for $500,000 to Thermatrix Inc. The note bears interest at 12 percent and is due on demand.


6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2001, and December 31, 2000, consisted of:

                                           2001           2000
                                        ---------      ---------
Demand accounts                        $  777,422    $   614,972
Money-market accounts                   4,880,083      6,983,380
Cash pledged as collateral for
 short-term borrowings                         --      3,000,000
                                        ---------     ----------
  $                                    $5,657,505    $10,598,352
                                        =========     ==========

7.     Distributions
       -------------

There were no distributions during the six months ended June 30, 2001. In the first quarter of 2000, a tax distribution totaling $1,238,366 was declared and paid to the General Partners. In April 2000, a tax distribution was declared and paid to the General Partners totaling $1,624,562.

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

9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2001, there were no unfunded investment commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. This matter is currently in arbitration and a final decision may be made in December 2001. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding.

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

During the six months ended June 30, 2001, net cash used by operating activities totaled $1,061,274. The Partnership paid management fees of $98,404 to the Managing General Partners and reimbursed related parties for investment expenses of $836,623. In addition, $35,297 was paid to the Individual General Partners as compensation for their services. Interest income received totaled $192,297. Other investment expenses of $209,843 were paid and $73,404 in interest expense was paid.

During the six months ended June 30, 2001, the Partnership funded equity investments of $875,676 primarily to portfolio companies in the information technology and medical/biotechnology industries and issued $500,000 in notes receivable to a portfolio company in the environmental industry. Proceeds from equity investment sales were $345,754 and repayments of notes receivable were $333. Cash distributions of $150,016 were received from venture capital limited partnership investments. Repayments of short-term borrowings totaled $3,000,000. At June 30, 2001, the Partnership had no unfunded commitments.

Cash and cash equivalents at June 30, 2001, were $5,657,505. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $2,684,223 for the quarter ended June 30, 2001, compared to a net decrease in partners' capital resulting from operations of $20,162,401 for the same period in 2000.

Net unrealized depreciation on equity investments was $3,007,730 and $6,138,723 at June 30 and March 31, 2001, respectively. During the quarter ended June 30, 2001, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $3,130,993 compared to an increase in unrealized depreciation of $18,639,213 during 2000. The change in 2001 was primarily attributable to an increase in the publicly-traded price of Endocare, Inc., along with increases in the fair market values of public companies in the medical, communications and computer systems and software industries. The 2000 increase in net unrealized depreciation on investments was primarily due to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

Net unrealized depreciation on notes receivable was $5,146,349 and $5,140,461 at June 30 and March 31, 2001, respectively. During the quarter ended June 30, 2001, there was a $5,888 increase in unrealized depreciation of notes receivable. During the quarter ended June 30, 2000 the Partnership recorded a $1,345,798 decrease in the fair value of notes receivable.

For the quarters ended June 30, 2001 and 2000, interest income was $81,614 and $370,898, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Net realized gain from venture capital limited partnerships totaled $16,454 and $202,900 in the quarters ended June 30, 2001 and 2000, respectively. The 2001 gain represented distributions from profits of venture capital limited partnership investments offset by a $128,912 loss recorded upon the termination of the Alta IV Limited Partnership in June 2001. The 2000 gain represented distributions from profits of venture capital limited partnerships.

Total investment expenses were $539,715 for the quarter ended June 30, 2001, compared to $599,138 for the same period in 2000. The decrease was primarily due to decreased investment monitoring activity and management fees, partially offset by increased administrative and investor services costs and increased professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
Year
----

Net increase in partners' capital resulting from operations was $124,810 for the six months ended June 30, 2001, compared to a net decrease in partners' capital resulting from operations of $3,923,725 for the same period in 2000.

Net unrealized depreciation on equity investments were $3,007,730 and $3,825,605 at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $817,875 compared to an increase in net unrealized depreciation of $13,679,395 during 2000.
The change in 2001 was primarily attributable to an increase in the publicly-traded price of Endocare, Inc. and an increase in the fair market value of public companies in the medical, communications and computer systems and software industries. In 2000, the increase in net unrealized depreciation was mainly attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

For the six months ended June 30, 2001, net realized gain from equity investment sales of $38,879 primarily related to the sale of Efficient Networks, Inc. Net realized gain from sales of equity investments was $11,160,950 for the six months ended June 30, 2000, and primarily related to the sale of Matrix Pharmaceuticals, Inc., Oxford GlycoSciences, Plc and White Electronic Designs Corporation.

Net unrealized depreciation on notes receivable was $5,146,349 and $4,839,250 at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001, the net increase in unrealized depreciation of notes receivable was $307,099. During the six months ended June 30, 2000, the Partnership recorded a $1,345,798 decrease in the fair value of notes receivable.

During the six months ended June 30, 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $245,496. During the same period in 2000, there were gains of $490,929. The 2001 gain represented distributions from profits of venture capital limited partnership investments offset by a $128,912 loss recorded upon the termination of the Alta IV Limited Partnership in June 2001. The 2000 gains represented distributions from profits of venture capital limited partnership investments.

During the six months ended June 30, 2001 and 2000, interest income was $224,213 and $441,000, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Total investment expenses were $894,554 and $928,041 for the six months ended June 30, 2001 and 2000, respectively. The decrease was primarily due to decreased investment monitoring activity and management fees, partially offset by increased administrative and investor services costs and increased professional fees.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 13, 2001    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited