Form 10-Q
period 2001-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2001-11-09
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

No active market for the units of limited partnership interest ("Units") exists, and therefore the fair value of such Units cannot be determined.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,      December 31,
                                           2001              2000
                                       ------------       -----------
ASSETS

Equity investments (cost of
 $13,721,536 and $14,023,401 for
 2001 and 2000, respectively)          $10,667,477       $10,197,796
Notes receivable (cost of
 $5,365,772 and $4,849,029 for
 2001 and 2000, respectively)              219,122             9,779
                                        ----------        ----------
     Total investments                  10,886,599        10,207,575

Cash and cash equivalents                4,720,272        10,598,352
Other assets                                 2,524            26,842
                                        ----------        ----------
     Total assets                      $15,609,395       $20,832,769
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    71,075       $   103,712
Due to related parties                      71,273           317,404
Short-term borrowings                           --         3,000,000
Other liabilities                            1,977             3,836
                                        ----------        ----------
     Total liabilities                     144,325         3,424,952

Commitments and contingencies

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           18,673,908        20,597,228
 General Partners                       (3,208,838)       (3,189,411)
                                        ----------        ----------
     Total partners' capital            15,465,070        17,407,817
                                        ----------        ----------
     Total liabilities
      and partners' capital            $15,609,395       $20,832,769
                                        ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                       Principal       (unaudited)
                                       Amount or    September 30, 2001        December 31, 2000
Industry                               Shares at    ------------------        -----------------
(1)                       Investment September 30,  Cost        Fair          Cost         Fair
Company           Position   Date       2001        Basis       Value         Basis        Value
-------------     -------- --------   ----------    -----       -----         -----        -----

Equity Investments
------------------

Communications
--------------
1.4% and 2.2% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2000           -- $       --  $       --  $  306,875  $  213,750
Illinois
 Superconductor    Common
 Corporation       share
                   warrants at
                   $1.47;
                   expiring
                   2002         1999          526      7,183           0       7,183           0
iVillage Inc.
(formerly
 Women.com         Common       1996-
 Networks, Inc.)   shares       2000      240,375    990,716     216,337     990,716     163,335
                                                   ---------   ---------   ---------   ---------
                                                     997,899     216,337   1,304,774     377,085
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Computers and Computer Equipment
--------------------------------
0.4% and 0.7% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
White Electronic
 Designs           Common
 Corporation       shares       2000       19,125    120,095      61,965      50,681     123,720
                                                   ---------   ---------   ---------   ---------
                                                     120,095      61,965      50,681     123,720
                                                   ---------   ---------   ---------   ---------

Computer Systems and Software
-----------------------------
7.5% and 6.5% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Ascential Software Common
 Corporation       shares       2001          514          0       1,696          --          --
Photon Dynamics,   Common       1996-
 Inc.              shares       2000       50,000    569,188   1,157,500     569,188   1,125,000
                                                   ---------   ---------   ---------   ---------
                                                     569,188   1,159,196     569,188   1,125,000
                                                   ---------   ---------   ---------   ---------

Environmental
-------------
0.1% and 0.2% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792      11,477      79,792      40,170
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099         411       4,099       1,435
                                                   ---------   ---------   ---------   ---------
                                                      83,891      11,888      83,891      41,605
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
4.7% and 3.0% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     725,271   1,708,124     521,271
WorldRes, Inc.     Common
 (a) (b)           share
                   warrants at
                   $3.70;
                   expiring
                   2002         1997        7,601        195           0         195           0
                                                   ---------   ---------   ---------   ---------
                                                   2,218,319     725,271   1,708,319     521,271
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
49.6% and 36.7% at September 30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------------
Acambis Plc.       Common
                   shares       1998          978      2,659      23,276       2,659       1,210
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2001      453,415  1,201,975   1,292,233   1,100,909   1,231,594
Adesso Healthcare
 Technology
 Services, Inc.    Preferred    1997-
 (a) (b)           shares       2000           --         --          --   1,393,803           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note (2)     2000           --         --          --     315,268     236,451
American OBGYN,    Preferred
 Inc. (a)          shares       1994      148,439  1,226,202     207,468   1,226,202     207,468

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

American OBGYN,    Common
 Inc. (a)          shares       1994       12,611          0       5,675           0       5,675
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623     123,509          --          --
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      81,321     382,875      64,383
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   4,327,917   1,416,252   3,142,424
LifeCell           Common       1992-
 Corporation       shares       1997      351,060  1,263,574     614,357   1,263,574     559,520
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       1995       31,633     74,821      18,347      74,821     541,715
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000      12,382     125,000      16,510
Oxford             Common
 GlycoSciences Plc shares       1993           50        234         431         234         987
Pharmadigm,        Preferred    1993-
 Inc. (a)          shares       1998      546,143    945,039     163,843     945,039     163,843
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     106,000     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     697,400     390,000     117,000
Sanarus Medical,   Preferred
 Inc. (a) (b)      share
                   warrants at
                   exercise price
                   TBD; expiring
                   2006         2001          195        195          98          --          --
                                                  ----------  ----------  ----------  ----------
                                                   8,398,449   7,674,257   8,836,636   6,394,780
                                                  ----------  ----------  ----------  ----------



STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
5.3% and 9.3% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Alta IV Limited    Ltd.
 Partnership       Partnership
                   interests   various         --         --          --     136,217           0
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various $  500,000          0      79,500           0      99,880
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various $  750,000    469,667     238,815     469,667     501,061
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842      98,466     652,842     698,280
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various $  500,000    187,222     217,002     187,222     135,900
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505     161,593         505     131,562
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various $  125,008     23,459      23,187      23,459      47,652
                                                  ----------  ----------  ----------  ----------
                                                   1,333,695     818,563   1,469,912   1,614,335
                                                  ----------  ----------  ----------  ----------
Total equity investments - 69.0% and 58.6% at
 September 30, 2001 and December 31, 2000,
 respectively                                     13,721,536  10,667,477  14,023,401  10,197,796
                                                  ----------  ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Notes Receivable
----------------
Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     12,558      12,558      12,224       9,779
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
                   demand       2000   $4,000,000  4,836,805           0   4,836,805           0
Thermatrix Inc.    Secured
                   note, 12%,
                   due on
                   demand       2001     $500,000    516,409     206,564          --          --
                                                  ----------  ----------  ----------  ----------
Total notes receivable-1.4% and 0.0% at
 September 30, 2001 and December 31, 2000,
 respectively                                      5,365,772     219,122   4,849,029       9,779
                                                  ----------  ----------  ----------  ----------
Total investment-70.4% and 58.6% at
 September 30, 2001 and December 31, 2000,
 respectively                                    $19,087,308 $10,886,599 $18,872,430 $10,207,575
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at September 30, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                         For the Three Months              For the Nine Months
                                          Ended September 30,              Ended September 30,
                                         ---------------------            ---------------------
                                          2001           2000              2001           2000
                                         ------         ------            ------         ------
Investment income:
 Notes receivable interest             $   21,779   $   492,314        $   59,873    $    843,525
 Short-term investment interest            38,468       109,229           224,587         199,018
                                        ---------     ---------         ---------      ----------
    Total investment income                60,247       601,543           284,460       1,042,543

Investment expenses:
 Management fees                           44,068        78,700           133,617         307,822
 Individual General Partners'
  compensation                             14,858        10,187            50,155          30,648
 Administrative and investor services     181,417       133,540           554,721         397,164
 Investment operations                     30,714        60,185           135,512         374,507
 Professional fees                         54,945        42,070           202,219          76,144
 Computer services                         38,891        36,170           109,819         102,608
 Interest expense                              --            --            73,404              --
                                        ---------     ---------         ---------      ----------
    Total investment expenses             364,893       360,852         1,259,447       1,288,893
                                        ---------     ---------         ---------      ----------
Net investment (loss) income             (304,646)      240,691          (974,987)       (246,350)
                                        ---------     ---------         ---------      ----------
Net realized (loss) gain from sales
  of equity investments                    (4,045)       93,177            34,834      11,254,127
Realized gains from venture capital
  limited partnership investments          14,904        86,440           260,400         577,369
Realized loss from equity investment
  write off                            (1,727,140)           --        (1,727,140)             --
Net realized loss on foreign currency          --            --                --         (63,370)
                                        ---------     ---------         ---------      ----------
Net realized (loss) income             (1,716,281)      179,617        (1,431,906)     11,768,126
                                        ---------     ---------         ---------      ----------

STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

(Decrease) increase in unrealized
 appreciation (depreciation):
  Equity investments                      (46,329)   (2,856,181)          771,546     (16,535,576)
  Notes receivable                           (301)   (3,491,007)         (307,400)     (4,836,805)
                                        ---------     ---------         ---------      ----------
Net (decrease) increase in
 unrealized appreciation
 (depreciation)                           (46,630)   (6,347,188)          464,146     (21,372,381)
                                        ---------     ---------         ---------      ----------
Net decrease in
 partners' capital resulting
 from operations                      $(2,067,557)  $(5,926,880)      $(1,942,747)   $ (9,850,605)
                                        =========     =========         =========      ===========
Net decrease in
 partners' capital resulting
 from operations per Unit             $    (11.91)  $    (29.80)      $    (12.02)   $     (48.32)
                                        =========     =========         =========      ==========


















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Nine Months Ended September 30,
                                   ---------------------------------------
                                              2001            2000
                                           ---------       ---------
Net decrease in partners'
 capital resulting from operations       $(1,942,747)    $(9,850,605)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations to net cash
 used by operating activities:
  Net realized gain from sales of
   equity investments                        (34,834)    (11,254,127)
  Realized gains from venture capital
   limited partnership investments          (260,400)       (577,369)
  Realized loss from equity
   investment write off                    1,727,140              --
  Net (increase) decrease in unrealized
   appreciation (depreciation) of equity
   investments                              (771,546)     16,535,576
  Net increase in unrealized depreciation
   of notes receivable                       307,400       4,836,805
  Net realized loss on foreign currency           --          63,370
  Increase in accrued interest on notes
   receivable                                (35,145)       (841,201)
  Decrease in accounts payable and
   accrued expenses                          (32,637)         (7,678)
 (Decrease) increase in due to related
   parties                                  (246,131)        109,484
  Other changes, net                          22,459          (6,545)
                                          ----------      ----------
  Net cash used by operating
   activities                             (1,266,441)       (992,290)
                                          ----------      ----------
Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         351,188      15,808,070
 Purchase of equity investments           (1,625,676)       (841,998)
 Notes receivable issued                    (500,000)     (4,000,000)
 Repayment of notes receivable                   333           7,892
 Distributions from venture capital
  limited partnerships                       162,516         200,021
                                          ----------      ----------
  Net cash (used) provided by
   investing activities                   (1,611,639)     11,173,985
                                          ----------      ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from financing activities:
 Tax distributions to General
  Partners                                        --      (2,862,928)
 Repayment of short-term borrowings       (3,000,000)             --
                                          ----------      ----------
  Net cash used by financing activities   (3,000,000)     (2,862,928)
                                          ----------      ----------

Effect of exchange rate changes on
 cash and cash equivalents                        --         (63,370)
                                          ----------      ----------
Net (decrease) increase in cash
 and cash equivalents                     (5,878,080)      7,255,397

Cash and cash equivalents at beginning
 of year                                  10,598,352       1,560,773
                                          ----------      ----------
Cash and cash equivalents
 at September 30                         $ 4,720,272     $ 8,816,170
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2001 and December 31, 2000, was $14,534,630 and $14,390,779, respectively.
At September 30, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                      September 30,  December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 4,195,659    $ 3,810,502
Unrealized depreciation                (7,843,690)    (7,993,706)
                                       ----------     ----------
Net unrealized depreciation           $(3,648,031)   $(4,183,204)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 2001 and 2000 were as follows:


                                            2001              2000
                                         ---------          --------
Management fees                          $133,617          $307,822
Individual General Partners'
 compensation                              50,155            30,648
Reimbursable operating expenses           679,079           668,251


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $56,584 due to related parties for such expenses at September 30, 2001 compared to $296,060 due to related parties at December 31, 2000.

Management fees due to the Managing General Partners were $14,689 and $21,344 at September 30, 2001 and December 31, 2000, respectively and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated Partnerships based upon their proportionate investments in the portfolio company. At September 30, 2001, the Partnership and affiliated Partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $217,583.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2001 and December 31, 2000, marketable equity securities had aggregate costs of $3,628,785 and $3,545,904, respectively, and aggregate fair values of $2,298,739 and $2,791,543, respectively. The net unrealized losses at September 30, 2001 and December 31, 2000 included gross gains of $666,302 and $1,159,436, respectively.

Restricted Securities
---------------------

At September 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $8,368,738 and $7,406,253, respectively, representing 54.1 percent and 42.5 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the nine months ended September 30, 2001 are as follows:

Acusphere, Inc.
---------------

In June 2001, the Partnership purchased 21,277 shares of Series I
Preferred stock for $101,066.

Adesso Healthcare Technology Services, Inc.
-------------------------------------------

The company ceased operations during the quarter and the Partnership is not expecting any return on its investment. Preferred shares and convertible notes of $1,727,140 were written off as of September 30, 2001.

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

Virage, Inc.
------------

In September 2001, the Partnership sold its entire investment in the company for proceeds of $5,434 and realized a loss of $4,045.


WorldRes, Inc.
--------------

In March 2001, the Partnership purchased 170,000 Preferred shares in the company for $510,000. The company effected a conversion of all preferred stock to common stock on March 21, 2001. Each of the Partnership's preferred shares was converted to one common share.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Applied Molecular
Evolution, Inc. and Virage, Inc. with fair values totaling $234,101 which were recorded as realized gains. The Partnership also received cash distributions of $162,516, $7,305 of which were recorded as returns of capital and the remainder as realized gains.

The Alta IV Limited Partnership was terminated on December 31, 2000 and the Partnership received its final liquidating distribution of $7,305 in June 2001 and realized a loss of $128,912.

In the nine months ended September 30, 2001, the Partnership recorded a $659,555 decrease in fair value primarily as a result of the above distributions and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

Subsequent Events
-----------------

Subsequent to September 30, 2001, the Partnership purchased 263,966 common shares in Matrix Pharmaceutical, Inc. for $184,007.

The fair value of the Partnership's investments in Endocare, Inc. and Photon Dynamics, Inc. increased by $1,206,040 as a result of an increase in the publicly traded market prices on November 6, 2001.


5.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                           2001           2000
                                        ---------      ---------
Balance at January 1                     $  9,779     $   20,824

Notes receivable issued                   500,000      4,000,000
Repayments of notes receivable               (333)        (7,892)
Change in accrued interest receivable      17,076        836,680
Net increase in unrealized
 depreciation of notes receivable        (307,400)    (4,836,805)
                                          -------      ---------
Balance at September 30                  $219,122     $   12,807
                                          =======      =========

The interest rate on notes receivable at September 30, 2001 ranged from 12 percent to 50 percent. All notes are due on demand with the exception of $12,558, due 2004.

In February 2001, the Partnership issued a secured note for $500,000 to Thermatrix Inc. The note bears interest at 12 percent and is due on demand.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2001, and December 31, 2000, consisted of:

                                           2001           2000
                                        ---------      ---------
Demand accounts                        $  786,971    $   614,972
Money-market accounts                   3,933,301      6,983,380
Cash pledged as collateral for
 short-term borrowings                         --      3,000,000
                                        ---------     ----------
                                       $4,720,272    $10,598,352
                                        =========     ==========

7.     Distributions
       -------------

There were no distributions during the nine months ended September 30, 2001. In the first quarter of 2000, a tax distribution totaling
$1,238,366 was declared and paid to the General Partners. In April 2000, a tax distribution was declared and paid to the General Partners totaling $1,624,562.

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

9.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2001, there were no unfunded investment commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu is seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities are alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships have asserted counterclaims against Kanematsu. This matter is currently in arbitration and a final decision may be made in December 2001. The Partnership intends to defend its position vigorously in this arbitration. It is the Managing General Partners' belief that the Partnership will ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Partnership has not accrued any liability associated with the arbitration proceeding, but has incurred associated legal expenses.

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

During the nine months ended September 30, 2001, net cash used by operating activities totaled $1,266,441. The Partnership paid management fees of $140,272 to the Managing General Partners and reimbursed related parties for investment expenses of $918,555. In addition, $50,155 was paid to the Individual General Partners as compensation for their services. Interest income received totaled $249,315. Other investment expenses of $333,370 were paid and $73,404 in interest expense was paid.

During the nine months ended September 30, 2001, the Partnership funded equity investments of $1,625,676 primarily to portfolio companies in the information technology and medical/biotechnology industries and issued $500,000 in notes receivable to a portfolio company in the environmental industry. Proceeds from equity investment sales were $351,188 and repayments of notes receivable were $333. Cash distributions of $162,516 were received from venture capital limited partnership investments. Repayments of short-term borrowings totaled $3,000,000. At September 30, 2001, the Partnership had no unfunded commitments.

Cash and cash equivalents at September 30, 2001, were $4,720,272. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $2,067,557 for the quarter ended September 30, 2001, compared to a net decrease in partners' capital resulting from operations of $5,926,880 for the same period in 2000.

Net unrealized depreciation on notes receivable was $5,146,650 and $5,146,349 at September 30 and June 30, 2001, respectively. During the quarter ended September 30, 2001, there was a $301 increase in unrealized depreciation of notes receivable. During the quarter ended September 30, 2000 the Partnership recorded a $3,491,007 decrease in the fair value of notes receivable related to a portfolio company in the computer equipment, systems and software industry.

Net unrealized depreciation on equity investments was $3,054,059 and $3,007,730 at September 30 and June 30, 2001, respectively. During the quarter ended September 30, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $46,329 compared to an increase in unrealized depreciation of $2,856,181 during 2000. The change in 2001 was primarily attributable to decreases in the fair values of companies in the medical, communications and computer systems and software industries, partially offset by the write off of Adesso Healthcare Technology Services, Inc. The 2000 increase in net unrealized depreciation on investments was primarily due to decreases in the value of portfolio companies in the communications, computer systems and software, information technology and medical/biotechnology industries.

During the quarter ended September 30, 2001, realized loss from equity investment write offs totaled $1,727,140. This amount relates to the write off of Adesso Healthcare Technology Services, Inc. See Note 4 to the financial statements. There were no write offs during the same period in 2000.

For the quarters ended September 30, 2001 and 2000, interest income was $60,247 and $601,543, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

Realized loss from equity sales totaled $4,045 in the quarter ended September 30, 2001, compared to a gain of $93,177 for the same period in 2000. The 2000 gain primarily resulted from the warrant net exercise and sale of CV Therapeutics, Inc. common shares.

Net realized gain from venture capital limited partnerships totaled $14,904 and $86,440 in the quarters ended September 30, 2001 and 2000, respectively. The gains represent distributions from profits of venture capital limited partnership investments.

Total investment expenses were $364,893 for the quarter ended September 30, 2001, compared to $360,852 for the same period in 2000.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $1,942,747 for the nine months ended September 30, 2001, compared to a net decrease in partners' capital resulting from operations of $9,850,605 for the same period in 2000.

Net unrealized depreciation on equity investments were $3,054,059 and $3,825,605 at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $771,546 compared to an increase in net unrealized depreciation of $16,535,576 during 2000. The change in 2001 was primarily attributable to an increase in the publicly-traded price of Endocare, Inc. and the write off of Adesso Healthcare Technology Services, Inc., partially offset by a decrease in the publicly-traded price of Matrix Pharmaceutical, Inc. and decreases in the fair values of portfolio companies in the medical/biotechnology and information technology industries. In 2000, the increase in net unrealized depreciation was mainly attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

For the nine months ended September 30, 2001, net realized gain from equity investment sales of $34,834 primarily related to the sale of Efficient Networks, Inc. Net realized gain from sales of equity investments was $11,254,127 for the nine months ended September 30, 2000, and primarily related to the sale of Matrix Pharmaceuticals, Inc., Oxford GlycoSciences, Plc and White Electronic Designs Corporation.

Net unrealized depreciation on notes receivable was $5,146,650 and $4,839,250 at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001, the net increase in unrealized depreciation of notes receivable was $307,400. During the nine months ended September 30, 2000, the Partnership recorded a $4,836,805 decrease in the fair value of notes receivable related to a portfolio company in the computer equipment, systems and software industry.

During the nine months ended September 30, 2001, realized loss from equity investment write offs totaled $1,727,140. This amount relates to the write off of Adesso Healthcare Technology Services, Inc. See
Note 4 to the financial statements. There were no write offs during the same period in 2000.

During the nine months ended September 30, 2001 and 2000, interest income was $284,460 and $1,042,543, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September 30, 2000.

During the nine months ended September 30, 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $260,400. During the same period in 2000, there were gains of $577,369. The 2001 gain represented distributions from profits of venture capital limited partnership investments offset by a $128,912 loss recorded upon the termination of the Alta IV Limited Partnership in June 2001. The 2000 gains represented distributions from profits of venture capital limited partnership investments.

Total investment expenses were $1,259,447 and $1,288,893 for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to decreased investment monitoring activity and management fees, partially offset by increased administrative and investor services costs and increased professional fees.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2001.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 8, 2001    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited