Form 10-K
period 2001-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2002-03-22
CIK 808066

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2001

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the transition period from N/A to N/A
                                            ---    ---

                      Commission File No. 814-48

                   TECHNOLOGY FUNDING PARTNERS III, L.P.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                           94-3033783
-------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

1035 Suncast Lane, Suite 122
El Dorado Hills, California                                  95762
---------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

                              (916) 941-7550
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

PART I

Item 1.  BUSINESS
------   --------

Technology Funding Partners III, L.P. (the Partnership or the Registrant) was formed as a Delaware limited partnership on December 4, 1986. For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling Units of limited partnership interest (Units) in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership's original contributed capital was $40,040,054, consisting of $40,000,000 from Limited Partners for 160,000 Units and $40,054 from the General Partners, Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI). The General Partners do not own any Units.

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

The Partnership was organized as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On March 15, 2002, the Individual General Partners recommended a proxy be sent to the Limited Partners requesting an extension of the Partnership's term to December 31, 2003, and to authorize the Partnership's Management Committee to extend the Partnership for up to two one-year additional terms.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has indicated that it will petition for reconsideration and, if necessary, will appeal.

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

There were no matters submitted to a vote of the Limited
Partners during 2001.


                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2001, there were 5,661 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                For the Years Ended and As of December 31,
                                        ---------------------------------------------------------
                                        2001        2000          1999         1998          1997
                                       ------      ------        ------       ------        ------
Total investment income         $    309,810 $ 1,158,257   $   110,361  $   165,624   $   341,607
Net investment loss               (1,388,085) (1,667,706)   (1,196,362)  (1,450,097)   (1,202,447)
Net realized gain from
  venture capital limited
  partnership investments            324,536     587,735       135,893      108,591       622,207
Net realized gain (loss) from
  sales of equity investments      1,514,305  10,703,511      (883,446)  (1,535,862)    5,770,758
Realized losses from
  impairment write-downs          (1,727,140) (2,392,941)           --     (836,249)      (53,600)
Net realized loss on foreign
 currency                                 --     (63,370)           --           --            --
(Decrease) increase in unrealized
 appreciation(depreciation):
  Equity investments               1,016,437 (20,273,430)   16,105,208   (1,639,131)   (4,881,218)
  Notes receivable                  (313,870) (4,839,250)           --           --            --
Net (decrease) increase in
 partners' capital resulting
 from operations                    (543,817)(17,945,451)   14,161,293   (5,352,748)      255,700
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit (1)          (3.36)     (94.91)        68.39       (28.46)         1.02
Total assets                      17,025,262  20,832,769    38,293,191   24,420,151    29,855,568
Distributions declared                    --   2,862,928       283,627           --     4,279,267
Distributions declared
 per Unit (2)                             --          --            --           --         24.75

(1) See Notes 1 and 3 to the Financial Statements for a description of the method of calculation of net (decrease) increase in partners' capital resulting from operations per Unit.
(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.

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

For the year ended December 31, 2001, net cash used by operating activities totaled $1,663,254. The Partnership paid management fees of $180,976 to the Managing General Partners and reimbursed related parties for operating expenses of $1,151,438. In addition, $64,545 was paid to the Individual General Partners as compensation for their services. Other operating expenses and interest expense paid totaled $467,280 and $73,404, respectively. Interest income of $274,389 was received.

For the year ended December 31, 2001, the Partnership funded equity investments of $1,809,683, primarily to portfolio companies in the medical/biotechnology and information technology industries, and issued $500,000 in notes receivable to a portfolio company in the environmental industry. Proceeds from sales of equity investments totaled $2,402,744 and repayments of notes receivable were $333. The Partnership received $225,458 in cash distributions from venture capital limited partnership investments. The Partnership repaid $3,000,000 in short-term borrowings.

Cash and cash equivalents at December 31, 2001, were $6,253,950. Cash reserves, interest income on short-term investments and future proceeds from equity investments sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.



Results of Operations
---------------------

2001 compared to 2000
---------------------

The net decrease in partners' capital resulting from operations was $543,817 in 2001 compared to a net decrease in partners' capital resulting from operations of $17,945,451 in 2000. The change was primarily due to decreased unrealized depreciation on equity investments and notes receivable, decreased realized loss from impairment write-downs and decreased investment loss, partially offset by a decrease in net realized gain from sales of equity investments.

Unrealized depreciation on equity investments was $2,779,168 and $3,825,605 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the net decrease in unrealized depreciation of equity investments of $1,046,437 was primarily attributable to favorable events and market conditions for portfolio companies in the medical/biotechnology and communications industries. Equity investments sold or written off during 2001 contributed a $1,009,933 net decrease in unrealized depreciation as the depreciation was realized upon sale or write-off. In 2000, the net increase in unrealized depreciation of equity investments of $20,273,430 was primarily attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

Net realized gain from sales of investments during 2001 totaled $1,514,305 and primarily resulted from gains on the sale of shares of Photon Dynamics, Inc. During 2000, net realized gain from sales of equity investments of $10,703,511 primarily resulted from gains on the sales of shares in Matrix Pharmaceuticals, Inc., Oxford GylcoSciences Plc and White Electronic Designs Corporation.

Unrealized depreciation on notes receivable investments was $5,153,120 and $4,839,250 at December 31, 2001 and 2000,
respectively. During 2001, the Partnership recorded an increase in unrealized depreciation of $313,870 primarily related to the decrease in fair value of loans made to a portfolio company in the environmental industry. During 2000, the Partnership recorded an increase in unrealized depreciation of notes receivable of $4,839,250 primarily related to a decrease in the fair value of loans made to Sutmyn Storage Corporation, a portfolio company in the computer equipment, systems and software industry.

During 2001, the Partnership recorded realized losses from impairment write-downs on investments of $1,727,140, which represents the Partnership's total investment in Adesso Healthcare Technology Services, Inc. Adesso ceased operations in the third quarter of 2001. During 2000, the Partnership recorded realized losses from impairment write-downs on investments of $2,392,941, which represents the Partnership's total investment in Biex, Inc. and its equity investment in Thermatrix Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding.

Investment expenses were $1,697,895 and $2,825,963 for 2001 and 2000, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $182,297 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. In the fourth quarter of 2000, the Managing General Partners billed the Partnership an additional $763,117 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, investment expenses for 2000 would have been $1,880,549. The decrease is primarily due to decreased management fees and personnel costs, partially offset by increased professional fees due to the Kanematsu arbitration and increased interest expense.

Interest income was $309,810 and $1,158,257 for 2001 and 2000, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status on September
30, 2000.

During 2001, the Partnership recorded net realized gains from venture capital limited partnership investments of $324,536 as compared to gains of $587,735 during 2000. The gains represented distributions from profits of venture capital limited partnerships.

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

Unrealized depreciation on equity investments was $3,825,605 at December 31, 2000, compared to unrealized appreciation on equity investments of $16,447,825 at December 31, 1999. During the year ended December 31, 2000, the net decrease in unrealized appreciation of equity investments of $20,273,430 was primarily attributable to a $14,581,596 decrease in fair value of equity investments to reflect unfavorable events and market conditions for the Partnership's public and restricted holdings. Equity investments sold during 2000 resulted in a $3,824,087 decrease in unrealized appreciation as the appreciation was realized upon sale. The remaining decrease is primarily attributable to unfavorable events and market conditions for portfolio companies in the communications, computer and computer equipment, information technology and medical/biotechnology industries. In 1999, the net increase in unrealized appreciation of equity investments of $16,105,208 was primarily attributable to increases in portfolio companies in the medical/biotechnology, communications, information technology, computers and computer equipment, and computer systems and software industries.

Unrealized depreciation on notes receivable investments was $4,839,250 and $0 at December 31, 2000 and 1999, respectively. During 2000, the Partnership recorded an increase in unrealized depreciation of notes receivable of $4,839,250 primarily related to loans made to Sutmyn Storage Corporation, a portfolio company in the computer equipment, systems and software industry.

During 2000, the Partnership recorded realized losses from impairment write-downs on investments of $2,392,941, which represents the Partnership's total investment in Biex, Inc. and its equity investment in Thermatrix Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding. There were no impairment write-downs in 1999.

Investment expenses were $2,825,963 and $1,306,723 for 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $182,297 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. In the fourth quarter of 2000, the Managing General Partners billed the Partnership an additional $763,117 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, investment expenses for 2000 and 1999 would have been $1,880,549 and $1,653,930, respectively. In December 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $66,137.

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


Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
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


Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2001, the Partnership incurred management fees of $172,640. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $10,000 annually plus $1,000 and related expenses for each attended meeting of the Management Committee and committees thereof. In 2001, $64,545 of such fees and expenses were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The Individual General Partners each own eight Units. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

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


PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Public Accountants as of and for
                    the years ended December 31, 2001 and 2000
                  Independent Auditors' Report for the year
                    ended December 31, 1999
                  Balance Sheets as of December 31, 2001 and 2000
                  Statements of Investments as of
                    December 31, 2001 and 2000
                  Statements of Operations for the years
                    ended December 31, 2001, 2000 and 1999
                  Statements of Partners' Capital for the years
                    ended December 31, 2001, 2000 and 1999
                  Statements of Cash Flows for the years
                    ended December 31, 2001, 2000 and 1999
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------




To the Partners of
     Technology Funding Partners III, L.P.:

We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) (the Fund), including the statements of investments, as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2001 and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.








Los Angeles, California                        /S/ARTHUR ANDERSEN LLP
March 15, 2002

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------





The Partners
Technology Funding Partners III, L.P.:


We have audited the accompanying statements of operations, partners' capital, and cash flows of Technology Funding Partners III, L.P. (a Delaware limited partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Technology Funding Partners III, L.P. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




Albuquerque, New Mexico                                   /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                       December 31,
                                                ------------------------
                                                  2001            2000
                                                --------        --------
ASSETS

Equity investments (cost basis of
 $13,334,652 and $14,023,401 for 2001
 and 2000, respectively)                     $10,555,484     $10,197,796
Notes receivable, net (cost basis
 of $5,366,048 and $4,849,029 for 2001
 and 2000, respectively)                         212,928           9,779
                                              ----------      ----------
      Total investments                       10,768,412      10,207,575

Cash and cash equivalents                      6,253,950      10,598,352
Other assets                                       2,900          26,842
                                              ----------      ----------
      Total assets                           $17,025,262     $20,832,769
                                              ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   109,574     $   103,712
Due to related parties                            49,711         317,404
Short-term borrowings                                 --       3,000,000
Other liabilities                                  1,977           3,836
                                              ----------      ----------
      Total liabilities                          161,262       3,424,952

Commitments and contingencies

Partners' capital
 (160,000 Limited Partner Units
  outstanding)                                16,864,000      17,407,817
                                              ----------      ----------
      Total liabilities
       and partners' capital                 $17,025,262     $20,832,769
                                              ==========      ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                       Principal
                                       Amount or      December 31, 2001       December 31, 2000
Industry                               Shares at      -----------------       ------------------
(1)                        Investment  December 31,   Cost        Fair        Cost         Fair
Company           Position   Date      2001           Basis       Value       Basis        Value
-------------     --------   ----      -----------    -----       -----       -----        -----

Equity Investments
------------------

Communications
--------------
2.7% and 2.2% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Efficient          Common
 Networks, Inc.    shares       2000           --  $      --  $       --  $  306,875  $  213,750
ISCO               Common
 International,    share
 Inc. (formerly    warrants at
 Illinois          $1.47;
 Superconductor    expiring
 Corporation)      2002         1999          526      7,183           0       7,183           0
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     456,713     990,716     163,335
                                                   ---------   ---------   ---------   ---------
                                                     997,899     456,713   1,304,774     377,085
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Computers and Computer Equipment
--------------------------------
0.7% and 0.7% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
White Electronic
 Designs           Common
 Corporation       shares       2000       19,125    120,095     117,619      50,681     123,720
                                                   ---------   ---------   ---------   ---------
                                                     120,095     117,619      50,681     123,720
                                                   ---------   ---------   ---------   ---------
Computer Systems and Software
-----------------------------
0.0% and 6.5% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Ascential Software Common
 Corporation       shares       2001          214          0         867          --          --
Photon Dynamics,   Common       1996-
 Inc.              shares       2000           --         --          --     569,188   1,125,000
Virage, Inc.       Common
                   Shares       2001          474      1,194       1,569          --          --
                                                   ---------   ---------   ---------   ---------
                                                       1,194       2,436     569,188   1,125,000
                                                   ---------   ---------   ---------   ---------
Environmental
-------------
0.1% and 0.2% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792      11,477      79,792      40,170

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099         411       4,099       1,435
                                                   ---------   ---------   ---------   ---------
                                                      83,891      11,888      83,891      41,605
                                                   ---------   ---------   ---------   ---------
Information Technology
----------------------
4.3% and 3.0% at December 31, 2001 and 2000, respectively
----------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     725,271   1,708,124     521,271
WorldRes, Inc.     Common
 (a) (b)           share
                   warrants at
                   $3.70;
                   expiring
                   2002         1997        7,601        195           0         195           0
                                                   ---------   ---------   ---------   ---------
                                                   2,218,319     725,271   1,708,319     521,271
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
50.1% and 36.7% at December 31, 2001 and 2000, respectively
-----------------------------------------------------------
Acambis Plc.       Common
                   shares       1998           --         --          --       2,659       1,210
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2001      453,415  1,201,975   1,292,233   1,100,909   1,231,594
Adesso Healthcare
 Technology
 Services, Inc.    Preferred    1997-
 (a) (b)           shares       2000           --         --          --   1,393,803           0

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note         2000           --         --          --     315,268     236,451
American OBGYN,    Preferred
 Inc. (a)          shares       1994      148,439  1,226,202     207,468   1,226,202     207,468
American OBGYN,    Common
 Inc. (a)          shares       1994       12,611          0       5,675           0       5,675
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623     205,737          --          --
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      28,702     382,875      64,383
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      55,234          --          --
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   4,419,110   1,416,252   3,142,424
LifeCell           Common       1992-
 Corporation       shares       1997      351,060  1,263,574     796,907   1,263,574     559,520
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       2001      295,599    258,829     464,092      74,821     541,715
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000       2,123     125,000      16,510
Oxford             Common
 GlycoSciences Plc shares       1993           --         --          --         234         987
Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       1998      546,143    945,039     163,843     945,039     163,843
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     106,000     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     697,400     390,000     117,000

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Sanarus Medical,   Bridge Loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          98          --          --
                                                  ----------  ----------  ----------  ----------
                                                   8,634,008   8,444,622   8,836,636   6,394,780
                                                  ----------  ----------  ----------  ----------
Venture Capital Limited Partnership Investments
-----------------------------------------------
4.7% and 9.3% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Alta IV Limited    Ltd.
 Partnership (a)   Partnership
                   interests   various         --         --          --     136,217           0
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0      73,955           0      99,880
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     199,123     469,667     501,061
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842     243,009     652,842     698,280
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222     194,394     187,222     135,900
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505      63,060         505     131,562

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      23,394      23,459      47,652
                                                  ----------  ----------  ----------  ----------
                                                   1,279,246     796,935   1,469,912   1,614,335
                                                  ----------  ----------  ----------  ----------

Total equity investments - 62.6% and 58.6% at
 December 31, 2001 and 2000, respectively         13,334,652  10,555,484  14,023,401  10,197,796
                                                  ----------  ----------  ----------  ----------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     12,303       6,152      12,224       9,779
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000   $4,000,000  4,836,805           0   4,836,805           0
Thermatrix Inc.    Unsecured
 (b)               note, 12%,
                   due on
                   demand       2001     $500,000    516,940     206,776          --          --
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 1.3% and 0.0% at
 December 31, 2001 and 2000, respectively          5,366,048     212,928   4,849,029       9,779
                                                  ----------  ----------  ----------  ----------
Total investment - 63.9% and 58.6% at
 December 31, 2001 and 2000, respectively        $18,700,700 $10,768,412 $18,872,430 $10,207,575
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/01 and 12/31/00.
(2) The Partnership has no income-producing equity investments.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                       For the Years Ended December 31,
                                      ----------------------------------
                                       2001          2000          1999
                                       ----          ----          ----
Investment income:
  Notes receivable interest       $    60,873  $    844,030  $    21,611
  Short-term investment interest      244,962       314,227       88,137
  Other operating income                3,975            --          613
                                    ---------    ----------   ----------
      Total investment income         309,810     1,158,257      110,361

Investment expenses:
  Management fees                     172,640       371,865      282,321
  Individual General
   Partners' compensation              64,545        46,129       36,778
  Administrative and
   investor services                  758,411       696,006      560,706
  Investment operations               179,822     1,414,932      214,860
  Computer services                   152,104       135,065      130,828
  Professional fees                   296,969       161,966       81,230
  Interest expense                     73,404            --           --
                                    ---------    ----------   ----------
      Total investment expenses     1,697,895     2,825,963    1,306,723
                                    ---------    ----------   ----------
Net investment loss                (1,388,085)   (1,667,706)  (1,196,362)
                                    ---------    ----------   ----------
Net realized gain (loss) from
  sales of equity investments       1,514,305    10,703,511     (883,446)
Realized gain from venture capital
  limited partnership investments     324,536       587,735      135,893
Realized loss from impairment
  write-downs                      (1,727,140)   (2,392,941)          --
Net realized loss on foreign
  currency                                 --       (63,370)          --
                                    ---------    ----------   ----------
Net realized income (loss)            111,701     8,834,935     (747,553)
                                    ---------    ----------   ----------

STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                      For the Years Ended December 31,
                                     ----------------------------------
                                       2001         2000          1999
                                       ----         ----          ----
Increase (decrease) in unrealized
 (depreciation) appreciation:
  Equity investments                1,046,437   (20,273,430)  16,105,208
  Notes receivable                   (313,870)   (4,839,250)          --
                                    ---------    ----------   ----------
Net increase (decrease) in
 unrealized (depreciation)
 appreciation                         732,567   (25,112,680)  16,105,208
                                    ---------    ----------   ----------
Net (decrease) increase in
 partners' capital resulting
 from operations                  $  (543,817) $(17,945,451) $14,161,293
                                    =========    ==========   ==========
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit         $     (3.36) $     (94.91) $     68.39
                                    =========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2001, 2000 and 1999:


                              Limited       General
                              Partners      Partners         Total
                              --------      --------         -----

Partners' capital,
  January 1, 1999           $24,840,010  $  (501,480)   $24,338,530

Net investment loss            (923,015)    (273,347)    (1,196,362)
Net realized loss              (547,060)    (200,493)      (747,553)
Net increase in
 unrealized appreciation     12,412,349    3,692,859     16,105,208
Tax distribution                     --     (283,627)      (283,627)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 1999          35,782,284    2,433,912     38,216,196

Net investment loss          (1,426,266)    (241,440)    (1,667,706)
Net realized income           7,635,081    1,199,854      8,834,935
Net decrease in
 unrealized appreciation
 (depreciation)             (21,393,871)  (3,718,809)   (25,112,680)
Tax distribution                     --   (2,862,928)    (2,862,928)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2000          20,597,228   (3,189,411)    17,407,817

Net investment loss          (1,374,205)     (13,880)    (1,388,085)
Net realized income             110,584        1,117        111,701
Net decrease in
 unrealized depreciation        725,242        7,325        732,567
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2001         $20,058,849  $(3,194,849)   $16,864,000
                             ==========    =========     ==========



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2001           2000          1999
                                     ------         ------        ------
Net (decrease) increase in
 partners' capital resulting
 from operations                $  (543,817)  $(17,945,451)  $14,161,293

Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net realized (gain) loss
   from sales of equity
   investments                   (1,514,305)   (10,703,511)      883,446
  Realized gain from venture
   capital limited partnership
   investments                     (324,536)      (587,735)     (135,893)
  Realized loss from
   impairment write-downs         1,727,140      2,392,941            --
  Net (increase) decrease in
   unrealized appreciation
   (depreciation):
    Equity investments           (1,046,437)    20,273,430   (16,105,208)
    Notes receivable                313,870      4,839,250            --
  Net realized loss on foreign
   currency transaction                  --         63,370            --
  Increase in accrued interest on
   notes receivable                 (35,421)      (841,208)      (12,983)
  Increase in accounts payable and
   accrued expenses                   5,862         30,553         6,680
  (Decrease) increase in due
   to/from related parties         (267,693)       384,248        28,787
  Other changes, net                 22,083        (24,499)       (9,540)
                                 ----------     ----------    ----------
  Net cash used by operating
   activities                    (1,663,254)    (2,118,612)   (1,183,418)
                                 ----------     ----------    ----------

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2001           2000          1999
                                     ------         ------        ------
Cash flows from investing
 activities:
  Notes receivable issued          (500,000)    (4,000,000)      (96,360)
  Purchase of equity investments (1,809,683)    (2,014,052)   (2,626,060)
  Repayments of notes receivable        333          8,482       198,844
  Proceeds from sales of equity
   investments                    2,402,744     16,867,191     1,981,843
  Distributions from venture
   capital limited partnerships     225,458        220,868       408,876
                                 ----------     ----------    ----------
  Net cash provided (used) by
   investing activities             318,852     11,082,489      (132,857)
                                 ----------     ----------    ----------
Cash flows from financing
 activities:
  Distributions to Limited
   and General Partners                  --     (2,862,928)     (283,627)
  (Repayment of) proceeds from
   short-term borrowings         (3,000,000)     3,000,000            --
                                 ----------     ----------    ----------
  Net cash (used) provided
   by financing activities       (3,000,000)       137,072      (283,627)
                                 ----------     ----------    ----------
Effect of exchange rate changes
 on cash and cash equivalents            --        (63,370)           --
                                 ----------     ----------    ----------
Net (decrease) increase in cash
 and cash equivalents            (4,344,402)     9,037,579    (1,599,902)

Cash and cash equivalents
 at beginning of year            10,598,352      1,560,773     3,160,675
                                 ----------     ----------    ----------
Cash and cash equivalents
 at end of year                 $ 6,253,950   $ 10,598,352   $ 1,560,773
                                 ==========     ==========    ==========

Supplemental schedule of
 non-cash investing activity:
  Secured notes receivable
   converted to equity
   investments                  $        --   $         --   $    75,868
                                 ==========     ==========    ==========
  Investment sales receivable
   from affiliated partnership  $        --   $         --   $    72,496
                                 ==========     ==========    ==========


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Partners III, L.P., (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a nondiversified investment company, as defined in the Act. The Managing General Partners are Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are three Individual General Partners. The Individual General Partners and a representative from each of the Managing General Partners constitute the Management Committee, which is responsible for the management and administration of the Partnership.

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling Units of limited partnership interest (Units) in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership's original contributed capital was $40,040,054, consisting of $40,000,000 from Limited Partners for 160,000 Units and $40,054 from General Partners. The General Partners do not own any Units. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On March 15, 2002, the Individual General Partners recommended a proxy be sent to the Limited Partners requesting an extension of the Partnership's term to December 31, 2003, and to authorize the Partnership's Management Committee to extend the Partnership for up to two one-year additional terms.

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

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5 percent to 50 percent are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

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

At December 31, 2001 and December 31, 2000, the investment portfolio included investments totaling $3,211,993 and $2,649,487, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $4,419,116 and $3,142,431 at December 31, 2001 and December 31, 2000,
respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in fair value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized losses from impairment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2001 and 2000, was $13,827,531 and $14,390,779, respectively. At December
31, 2001 and 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 4,155,677    $ 3,810,502
Unrealized depreciation                (7,214,796)    (7,993,706)
                                       ----------     ----------
Net unrealized depreciation           $(3,059,119)   $(4,183,204)
                                       ==========     ==========

Net (Decrease) Increase in Partners' Capital Resulting from Operations
---------------------------------------------------------------------
Per Unit
--------

Net (decrease) increase in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 160,000 for the years ended December 31, 2001, 2000 and 1999, into the total net (decrease) increase in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

2.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                       For the Years Ended December 31,
                                     -----------------------------------
                                      2001          2000           1999
                                     ------        ------         ------
Management fees                     $172,640    $  371,865       $282,321
Individual General
 Partners' compensation               64,545        46,129         36,778
Reimbursable operating expenses:
  Administrative and investor
   services                          581,337       421,358        322,351
  Investment operations              158,640     1,404,299        201,469
  Computer services                  152,104       135,065        130,828

Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $13,008 and $21,344 and were included in due to related parties at December 31, 2001 and 2000, respectively.

As compensation for their services, each of the Individual General Partners receives $10,000 annually plus $1,000 and related expenses for each meeting of the Management Committee or committee thereof. The Individual General Partners each own eight Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. Amounts due to related parties for such expenses totaled $36,703 and $296,060 at December 31, 2001 and 2000, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2000, the Managing General Partners billed the Partnership an additional $945,414 for investment management expenses consisting of $347,207 and $598,207 for 1999 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been recorded in prior years, investment expenses would have been $1,880,549 and $1,653,930 for 2000 and 1999, respectively.

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $244,376.

3.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

   (a)  Profits:

    (i) First, to those partners with deficit capital account balances until such deficits have been eliminated; then

    (ii) Second, to the partners as necessary to offset net decrease in partners' capital resulting from operations previously allocated under (b)(ii) below and sales commissions; then

    (iii) Third, 75 percent to the Limited Partners as a group in proportion to the number of Units held, 5 percent to the Limited Partners in proportion to the Unit Months of each Limited Partner, and 20 percent to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

   (b) Losses:

    (i) First, to the partners as necessary to offset the net profit previously allocated to the partners under (a)(iii) above; then

    (ii) 99 percent to the Limited Partners and 1 percent to the Managing General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners. Net profits thereafter, otherwise allocable to those Limited Partners, are allocated to the Managing General Partners to the extent of such losses.

Losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b) above. Gains are allocated 99 percent to Limited Partners and 1 percent to the Managing General Partners.

In no event are the Managing General Partners allocated less than 1 percent of the net realized profit or loss of the Partnership.

4.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At December 31, 2001 and 2000, marketable equity securities had aggregate costs of $3,296,350 and $3,545,904, respectively, and aggregate fair values of $2,127,440 and $2,791,543, respectively. The net unrealized losses at December 31, 2001 and 2000 included gross gains of $283,368 and $1,159,436, respectively.

Restricted Securities
---------------------

At December 31, 2001 and 2000, restricted securities had aggregate fair values of $8,428,044 and $7,406,253, respectively, representing 50.0 percent and 42.5 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-downs of equity investments during 2001 are as follows:

Acusphere, Inc.
---------------

In June 2001, the Partnership purchased 21,277 shares of Series I Preferred stock for $101,066.

Adesso Healthcare Technology Services, Inc.
-------------------------------------------

The company ceased operations during the third quarter and the Partnership is not expecting any return on its investment. Preferred shares and convertible notes of $1,727,140 were written off as of September
30, 2001.

Efficient Networks, Inc.
------------------------

In January 2001, the Partnership sold its entire investment in the company for proceeds of $344,989 and realized a gain of $38,114.

Matrix Pharmaceutical, Inc.
---------------------------

In October 2001, the Partnership purchased 263,966 common shares on the open market for $184,008. Subsequent to December 31, 2001, the Partnership sold its entire position in the company for $640,817 and realized a gain of $381,988.

IVillage Inc. (formerly Women.com Networks, Inc.)
-------------------------------------------------

Effective June 18, 2001, iVillage Inc. acquired Women.com Networks, Inc. In connection with this transaction, the Partnership's Women.com shares were exchanged for 240,375 iVillage common shares. The Partnership realized a gain of $765 on the sale of fractional shares.

Photon Dynamics, Inc.
---------------------

In December 2001, the Partnership sold its entire investment in the company for proceeds of $2,051,556 and realized a gain of $1,482,368.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Applied Molecular Evolution, Inc., CollaGenex Pharmaceuticals, Inc. and Virage, Inc. with fair values totaling $289,744, of which $54,449 were recorded as returns of capital and the remainder as realized gains. The Partnership also received cash distributions of $225,458, $7,305 of which were recorded as returns of capital and the remainder as realized gains.

The Alta IV Limited Partnership was terminated on December 31, 2000 and the Partnership received its final liquidating distribution of $7,305 in June 2001 and realized a loss of $128,912.

In the year ended December 31, 2001, the Partnership recorded a $626,734 decrease in fair value primarily as a result of the above distributions and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

Subsequent Events
-----------------

Subsequent to December 31, 2001, the fair value of the Partnership's investment in Lifecell Corporation increased by $466,909 as a result of an increase in the publicly traded price on March 15, 2002.

American OBGYN, Inc., a portfolio company of the Partnership, filed for Chapter 11 bankruptcy on February 14, 2002.

Thermatrix Inc., a portfolio company of the Partnership, is negotiating the sale of the entire company to Selas Fluid Processing. It is unknown what the Partnership will receive for it's investment.


5.  Net Increase (Decrease) in Unrealized (Depreciation) Appreciation of
    --------------------------------------------------------------------
    Equity Investments
    ------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Net increase (decrease) in unrealized (depreciation) appreciation of equity investments." The table below discloses details of the changes:

                                          For the Years Ended December 31,
                                         ----------------------------------
                                           2001          2000        1999
                                          ------        ------      ------
Unrealized (depreciation)
 appreciation from cost of
 marketable equity securities        $(1,168,910) $  (754,361) $ 6,786,325

Unrealized (depreciation)
 appreciation from cost of
 non-marketable equity securities     (1,610,258)  (3,071,244)   9,661,500
                                       ---------   ----------    ---------
Unrealized (depreciation)
 appreciation from cost at end
 of year                              (2,779,168)  (3,825,605)  16,447,825

Unrealized (depreciation)
 appreciation from cost
 at beginning of year                 (3,825,605)  16,447,825      342,617
                                       ---------   ----------    ---------
Net increase (decrease) in
 unrealized appreciation
 (depreciation) of equity
 investments                         $ 1,046,437 $(20,273,430) $16,105,208
                                       =========   ==========   ==========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               2001            2000
                                              ------          ------
Balance, beginning of year                 $   9,779      $   20,824
Notes receivable issued                      500,000       4,000,000
Repayments of notes receivable                  (333)         (8,482)
Change in interest receivable                 17,352         836,687
Net increase in unrealized
 depreciation of notes receivable           (313,870)     (4,839,250)
                                             -------       ---------
Balance, end of year                       $ 212,928      $    9,779
                                             =======       =========

The interest rate on notes receivable at December 31, 2001, ranged from 12 percent to 50 percent. All notes and accrued interest are due on demand with the exception of $12,303, due 2004.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2001 and 2000, consisted of:

                                          2001                 2000
                                         ------               ------
Demand accounts                      $  573,206          $   614,972
Money-market accounts                 5,680,744            6,983,380
Cash pledged as collateral for
 short-term borrowings                       --            3,000,000
                                      ---------           ----------
  Total                              $6,253,950          $10,598,352
                                      =========           ==========

8.  Short-Term Borrowings
    ---------------------

In December 2000, the Partnership borrowed $3,000,000 from a commercial financial institution. The Partnership pledged $3,000,000 in cash as collateral for the note. The note and accrued interest were repaid on March 31, 2001. Interest expense totaled $73,404.

9.  Distributions
    -------------

There were no distributions in 2001. In the first quarter of 2000, a tax distribution was declared and paid to the General Partners totaling $1,238,366. In the second quarter of 2000, a tax distribution was declared and paid to the General Partners totaling $1,624,562.

10. Commitments and Contingencies
    -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At December 31, 2001, there were no such unfunded commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has indicated that it will petition for reconsideration and, if necessary, will appeal.

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

11. Financial Highlights
    --------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2001           2000          1999
                                     ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                 $128.73       $223.64       $155.25

(Loss) income from investment
 operations:
  Net investment loss                  (8.58)        (8.92)        (5.77)
  Net realized and unrealized
   gain (loss) on investments           5.22        (85.99)        74.16
                                      ------        ------        ------
  Total from investment operations     (3.36)       (94.91)        68.39
                                      ------        ------        ------
Net asset value, end of period       $125.37       $128.73       $223.64
                                      ======        ======        ======


Total Return                           (2.61)%      (42.44)%       44.05%

Ratios to average net assets:

 Net investment (loss) income          (6.76)%       (5.06)%       (3.05)%

 Expenses                               8.35%        10.02%         4.31%


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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners





Date:  March 20, 2002    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President, Chief Executive Officer
                                      Chief Financial Officer and
                                      Chairman of Technology Funding Inc.
                                      and Managing General Partner of
                                      Technology Funding Ltd.




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

 /s/Charles R. Kokesh         President, Chief       March 20, 2002
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.