Form 10-Q
period 2002-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2002-05-15
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-48

                TECHNOLOGY FUNDING PARTNERS III, L.P.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Delaware                            94-3033783
------------------------------      ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

   1107 Investment Blvd., Suite 180
   Eldorado Hills, California                                   95762
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (916) 941-1400
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         March 31,        December 31,
                                           2002              2001
                                       ------------       -----------
ASSETS

Equity investments (cost of
 $13,151,929 and $13,334,652 for
 March 31, 2002 and December 31,
 2001, respectively)                   $10,681,527       $10,555,484
Notes receivable (cost of
 $5,381,962 and $5,366,048 for
 March 31, 2002 and December 31,
 2001, respectively)                     1,205,438           212,928
                                        ----------        ----------
     Total investments                  11,886,965        10,768,412

Cash and cash equivalents                6,141,378         6,253,950
Other assets                                   573             2,900
                                        ----------        ----------
     Total assets                      $18,028,916       $17,025,262
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    71,670       $   109,574
Due to related parties                      36,983            49,711
Other liabilities                            1,977             1,977
                                        ----------        ----------
     Total liabilities                     110,630           161,262

Commitments and contingencies

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           19,961,173        20,058,849
 General Partners                       (2,042,887)       (3,194,849)
                                        ----------        ----------
     Total partners' capital            17,918,286        16,864,000
                                        ----------        ----------
     Total liabilities
      and partners' capital            $18,028,916       $17,025,262
                                        ==========        ==========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                       Principal
                                       Amount or      March 31, 2002          December 31, 2001
Industry                               Shares at      -----------------       ------------------
(1)                        Investment  March 31,      Cost        Fair        Cost         Fair
Company           Position   Date      2002           Basis       Value       Basis        Value
-------------     --------   ----      -----------    -----       -----       -----        -----

Equity Investments
------------------

Communications
--------------
3.6% and 2.7% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
ISCO               Common
 International,    share
 Inc.              warrants at
                   $1.47;
                   expired
                   2002         1999           -- $       --  $       --  $    7,183  $        0
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     651,416     990,716     456,713
                                                   ---------   ---------   ---------   ---------
                                                     990,716     651,416     997,899     456,713
                                                   ---------   ---------   ---------   ---------

Computers and Computer Equipment
--------------------------------
0.8% and 0.7% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
White Electronic
   Designs           Common
 Corporation       shares       2000       19,125    120,095     137,700     120,095     117,619
                                                   ---------   ---------   ---------   ---------
                                                     120,095     137,700     120,095     117,619
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Computer Systems and Software
-----------------------------
0.0% and 0.0% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Ascential Software Common
 Corporation       shares       2001           --         --          --           0         867
Virage, Inc.       Common
                   Shares       2001           --         --          --       1,194       1,569
                                                   ---------   ---------   ---------   ---------
                                                          --          --       1,194       2,436
                                                   ---------   ---------   ---------   ---------

Environmental
-------------
0.1% and 0.1% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792      11,477      79,792      11,477
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099         411       4,099         411
                                                   ---------   ---------   ---------   ---------
                                                      83,891      11,888      83,891      11,888
                                                   ---------   ---------   ---------   ---------

Information Technology
----------------------
4.0% and 4.3% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     725,271   2,218,124     725,271

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

WorldRes, Inc.     Common
 (a) (b)           share
                   warrants at
                   $3.70;
                   expiring
                   2002         1997        7,601        195           0         195           0
                                                   ---------   ---------   ---------   ---------
                                                   2,218,319     725,271   2,218,319     725,271
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
47.7% and 50.1% at March 31, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2001      453,415  1,201,975   1,292,233   1,201,975   1,292,233
American OBGYN,    Preferred
 Inc. (a)          shares       1994      148,439  1,226,202           0   1,226,202     207,468
American OBGYN,    Common
 Inc. (a)          shares       1994       12,611          0           0           0       5,675
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623     143,732     224,623     205,737
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      35,877     382,875      28,702
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      75,009      54,444      55,234
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   4,857,816   1,416,252   4,419,110
LifeCell           Common       1992-
 Corporation       shares       1997      351,060  1,263,574   1,211,156   1,263,574     796,907
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       2001           --         --          --     258,829     464,092
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000       2,123     125,000       2,123
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,483      77,230          --          --

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       1998      546,143    945,039      54,615     945,039     163,843
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     106,000     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     697,400   1,335,000     697,400

Sanarus Medical,   Bridge Loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          98         195          98
                                                  ----------  ----------  ----------  ----------
                                                   8,459,662   8,553,289   8,634,008   8,444,622
                                                  ----------  ----------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
3.4% and 4.7% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0      73,955           0      73,955
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     177,662     415,224     199,123
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842      79,535     652,842     243,009
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222     194,394     187,222     194,394
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505      53,060         505      63,060

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      23,357      23,453      23,394
                                                  ----------  ----------  ----------  ----------
                                                   1,279,246     601,963   1,279,246     796,935
                                                  ----------  ----------  ----------  ----------

Total equity investments - 59.6% and 62.6% at
 March 31, 2002 and December 31, 2001,
 respectively                                     13,151,929  10,681,527  13,334,652  10,555,484
                                                  ----------  ----------  ----------  ----------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     12,771       6,385      12,303       6,152
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000   $4,000,000  4,836,805     666,667   4,836,805           0
Thermatrix Inc.    Unsecured
 (b)               note, 12%,
                   due on
                   demand       2001     $500,000    532,386     532,386     516,940     206,776
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 6.7% and 1.3% at
 March 31, 2002 and December 31, 2001,
 respectively                                      5,381,962   1,205,438   5,366,048     212,928
                                                  ----------  ----------  ----------  ----------
Total investments - 66.3% and 63.9% at
 March 31, 2002 and December 31, 2001,
 Respectively                                    $18,533,891 $11,886,965 $18,700,700 $10,768,412
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 03/31/02 and 12/31/01.
(2) The Partnership has no income-producing equity investments.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                 For the Three Months Ended March 31,
                                 -----------------------------------
                                            2002       2001
                                         ---------   ---------
Investment income:
 Notes receivable interest            $    15,914 $    13,449
 Short-term investment interest            22,343     129,150
                                       ----------  ----------
    Total investment income                38,257     142,599

Investment expenses:
 Management fees                           42,563      52,102
 Individual General Partners'
  compensation                             12,879      17,217
 Administrative and investor services     485,396     113,158
 Investment operations                    126,249      25,096
 Professional fees                         39,094      43,654
 Computer services                         35,204      30,208
 Interest expense                              --      73,404
                                       ----------  ----------
    Total investment expenses             741,385     354,839
                                       ----------  ----------
Net investment loss                      (703,128)   (212,240)
                                       ----------  ----------
 Net realized gain from sales
  of equity investments                   375,741      38,114
 Realized gains from venture capital
  limited partnership investments          96,311     229,042
                                       ----------  ----------
Net realized income                       472,052     267,156
                                       ----------  ----------
Increase (decrease) in unrealized
 appreciation (depreciation):
  Equity investments                      308,766  (2,313,118)
  Notes receivable                        976,596    (301,211)
                                       ----------  ----------
Net increase (decrease) in
 unrealized appreciation
 (depreciation)                         1,285,362  (2,614,329)
                                       ----------  ----------
Net increase (decrease) in
 partners' capital resulting
 from operations                     $  1,054,286 $(2,559,413)
                                       ==========  ==========
Net increase (decrease) in
 partners' capital resulting
 from operations per Unit            $      (0.61)$    (15.84)
                                       ==========  ==========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Three Months Ended March 31,
                                     -----------------------------------
                                              2002           2001
                                           ---------       ---------
Net increase (decrease) in partners'
 capital resulting from operations       $ 1,054,286     $(2,559,413)

Adjustments to reconcile net increase
 (decrease)in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net realized gain from sales of
   equity investments                       (375,741)        (38,114)
  Realized gains from venture capital
   limited partnership investments           (96,311)       (229,042)
  Net (decrease) increase in unrealized
   depreciation of equity investments       (308,766)      2,313,118
  Net (decrease) increase in unrealized
   depreciation of notes receivable         (976,596)        301,211
  Increase in accrued interest on notes
   receivable                                (15,914)        (13,448)
  Decrease in accounts payable
   and accrued expenses                      (37,904)        (64,607)
  Decrease in due to related parties         (12,728)       (219,860)
  Other changes, net                           2,327          20,444
                                          ----------      ----------
  Net cash used by operating
   activities                               (767,347)       (489,711)
                                          ----------      ----------
Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         644,775         344,989
 Purchase of equity investments                   --        (510,000)
 Notes receivable issued                          --        (500,000)
 Distribution from venture capital
   limited partnership investments            10,000              --
                                          ----------      ----------
  Net cash provided (used) by
   investing activities                      654,775        (665,011)
                                          ----------      ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from financing activities:
  Repayment of short-term borrowings              --      (3,000,000)
                                          ----------      ----------
  Net cash used by financing activities           --      (3,000,000)
                                          ----------      ----------

Net decrease in cash and cash
 equivalents                                (112,572)     (4,154,722)

Cash and cash equivalents at beginning
 of year                                   6,253,950      10,598,352
                                          ----------      ----------
Cash and cash equivalents
 at March 31                             $ 6,141,378     $ 6,443,630
                                          ==========      ==========































The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2002 and December 31, 2001, was $13,602,486 and $13,827,531, respectively. At
March 31, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2002          2001
                                      ------------   ------------
Unrealized appreciation               $ 5,046,120    $ 4,155,677
Unrealized depreciation                (6,761,641)    (7,214,796)
                                       ----------     ----------
Net unrealized depreciation           $(1,715,521)   $(3,059,119)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 2002 and 2001 were as follows:


                                            2002              2001
                                         ---------          --------
Management fees                          $ 42,563          $ 52,102
Individual General Partners'
 compensation                              12,879            17,217
Reimbursable operating expenses           584,228           141,040


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $22,795 due to related parties for such expenses at March 31, 2002 compared to $36,703 due to related parties at December 31, 2001.

Management fees due to the Managing General Partners were $14,188 and $13,008 at March 31, 2002 and December 31, 2001, respectively and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $306,756.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $3,120,811 and $3,296,350, respectively, and aggregate fair values of $2,332,121 and $2,127,440, respectively. The net unrealized losses at March 31, 2002 and December 31, 2001 included gross gains of $258,606 and $283,368, respectively.

Restricted Securities
---------------------

At March 31, 2002 and December 31, 2001, restricted securities had aggregate fair values of $8,349,406 and $8,428,044, respectively, representing 46.6 percent and 50.0 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the three months ended March 31, 2002 are as follows:

Matrix Pharmaceuticals, Inc.
----------------------------

In January 2002, the Partnership sold its entire investment in the company for proceeds of $640,807 and realized a gain of $381,978.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Natus Medical, Inc. and Virage, Inc. with fair values totaling $86,311 and a cash distribution of $10,000 which were recorded as realized gains.

The Partnership recorded a $194,972 decrease in fair value primarily as a result of the above distributions and a decrease in the fair value of the underlying investments of the Partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.

Subsequent Events
-----------------

In April 2002, the Partnership issued a convertible note for $284,500 to WorldRes, Inc. The note bears interest at prime plus 4 percent and is due in February 2003. In addition, the Partnership received a payment of $250,000 on a note receivable from Thermatrix Inc.

Throughout April and May 2002, the Partnership purchased 106,600 common shares of Lifecell Corporation for $407,780.

5.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                           2002          2001
                                        ---------       -------
Balance at January 1                    $  212,928     $  9,779

Notes receivable issued                         --      500,000
Repayments of notes receivable                  --           --
Change in interest receivable               15,914        6,573
Net decrease (increase) in unrealized
 depreciation of notes receivable          976,596     (301,211)
                                         ---------      -------
Balance at March 31                     $1,205,438     $215,141
                                         =========      =======

The interest rate on notes receivable at March 31, 2002 ranged from 12 percent to 50 percent. All notes are due on demand with the exception of $12,771 due 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2002, and December 31, 2001, consisted of:

                                           2002           2001
                                        ---------      ---------
Demand accounts                        $       --     $  573,206
Money-market accounts                   6,141,378      5,680,744
                                        ---------      ---------
                                       $6,141,378     $6,253,950
                                        =========      =========

7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2002, there were unfunded commitments of $884,500.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed an appeal seeking to overturn the award.

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

8.     Financial Highlights
       --------------------

                                     For The Three Months Ended March 31,
                                     -----------------------------------
                                               2000          1999
                                              ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                         $125.37       $128.73

Loss from investment
 operations:
  Net investment loss                             --         (1.32)
  Net realized and unrealized
   loss on investments                         (0.61)       (14.52)
                                              ------        ------
  Total from investment operations             (0.61)       (15.84)
                                              ------        ------
Net asset value, end of period               $124.76       $112.89
                                              ======        ======


Total Return                                   (0.49)%      (12.30)%

Ratios to average net assets:

 Net investment loss                              --         (1.09)%

 Expenses                                       3.71%         1.84%




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2001 In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2002, net cash used by operating activities totaled $767,347. The Partnership paid management fees of $41,383 to the Managing General Partners and reimbursed related parties for investment expenses of $598,136. In addition, $12,879 was paid to the Individual General Partners as compensation for their services. Interest income received totaled $22,343. Other investment expenses of $137,292 were paid and no interest expense was paid.

During the three months ended March 31, 2002, the Partnership funded no equity investments and issued no notes receivable. At March 31, 2002, the Partnership's unfunded commitments totaled $884,500.

Cash and cash equivalents at March 31, 2002, were $6,141,378. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $1,054,286 for the three months ended March 31, 2002, as compared to a net decrease in partners' capital resulting from operations of $2,559,413 for the three months ended March 31, 2001.

Net unrealized depreciation on equity investments was $2,470,402 and $2,779,168 at March 31, 2002 and December 31, 2001, respectively. During the quarter ended March 31, 2002, the net decrease in unrealized depreciation of equity investments of $308,766 was primarily attributable to increases in the publicly traded market prices of iVillage, Inc., Endocare, Inc. and Lifecell Corporation, partially offset by decreases in the fair value of portfolio companies in the medical/biotechnology industry. During the quarter ended March 31, 2001, the net increase in unrealized depreciation of equity investments of $2,313,118 was primarily attributable to decreases in the publicly traded market prices of Endocare, Inc., Matrix Pharmaceuticals, Inc., Women.com Networks, Inc. and Photon Dynamics, Inc. as well as a decrease in the fair value of WorldRes, Inc., a private portfolio company in the information technology industry.

Net unrealized depreciation on notes receivable was $4,176,524 and $5,153,120 at March 31, 2002 and December 31, 2001, respectively. During the quarter ended March 31, 2002, the net decrease in unrealized depreciation of notes receivable of $976,596 was primarily attributable to an increase in the fair value of notes issued to Sutmyn Storage Corporation. During the quarter ended March 31, 2001, the net increase in unrealized depreciation of notes receivable of $301,211 was primarily attributable to a decrease in the fair value of notes issued to Thermatrix Inc.

Investment expenses were $741,385 for the quarter ended March 31, 2002, compared to $354,839 for the same period in 2001. The increase was primarily due to increased investment monitoring and personnel costs.

Net realized gain from sales of equity investments was $375,741 and $38,114 for the quarters ended March 31, 2002 and 2001, respectively. The gain in 2002 primarily resulted from the sales of Matrix Pharmaceutical, Inc. common shares. The gain in 2001 resulted from the sale of Efficient Networks common shares.

During the quarter ended March 31, 2002 the Partnership recorded net realized gains from venture capital limited partnership investments of $96,311. During the same period in 2001, there were gains of $229,042. The gains represented distributions from profits of venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 15, 2002    By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited