Form 10-Q
period 2002-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2002-08-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2002

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

1107 Investment Boulevard, Suite 180
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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         June 30,        December 31,
                                           2002              2001
                                       ------------      ------------
ASSETS

Equity investments (cost of
 $14,605,432 and $13,334,652 at
 June 30, 2002 and December 31,
 2001, respectively)                   $ 8,936,382       $10,555,484
Notes receivable (cost of
 $4,849,396 and $5,366,048 at
 June 30, 2002 and December 31,
 2001, respectively)                         6,296           212,928
                                        ----------        ----------
     Total investments                   8,942,678        10,768,412

Cash and cash equivalents                4,498,034         6,253,950
Other receivables                          666,667                --
Other assets                                   386             2,900
                                        ----------        ----------
     Total assets                      $14,107,765       $17,025,262
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    86,569       $   109,574
Due to related parties                      72,975            49,711
Other liabilities                            1,977             1,977
                                        ----------        ----------
     Total liabilities                     161,521           161,262

Commitments and contingencies
 See Note 7.

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           17,170,270        20,058,849
 General Partners                       (3,224,026)       (3,194,849)
                                        ----------        ----------
     Total partners' capital            13,946,244        16,864,000
                                        ----------        ----------
     Total liabilities
      and partners' capital            $14,107,765       $17,025,262
                                        ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal      (unaudited)
                                        Amount or     June 30, 2002          December 31, 2001
Industry                                Shares at    ----------------        -----------------
(1)                         Investment   June 30,    Cost       Fair         Cost        Fair
Company           Position     Date       2002       Basis      Value        Basis       Value
-------------     --------  ----------  ----------   -----      -----        -----       -----

Equity Investments
------------------

Communications
--------------
2.2% and 2.7% at June 30, 2002 and December 31, 2001, respectively
------------------------------------------------------------------
ISCO               Common
 International,    share
 Inc.              warrants at
                   $1.47;
                   expired
                   2002         1999           -- $       --  $       --  $    7,183  $        0
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     302,873     990,716     456,713
                                                   ---------   ---------   ---------   ---------
                                                     990,716     302,873     997,899     456,713
                                                   ---------   ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Computers and Computer Equipment
--------------------------------
1.0% and 0.7% at June 30, 2002 and December 31, 2001, respectively
------------------------------------------------------------------
White Electronic
 Designs           Common
 Corporation       shares       2000       19,125    120,095     143,820     120,095     117,619
                                                   ---------   ---------   ---------   ---------
                                                     120,095     143,820     120,095     117,619
                                                   ---------   ---------   ---------   ---------
Computer Systems and Software
-----------------------------
0.0% and 0.0% at June 30, 2002 and December 31, 2001, respectively
------------------------------------------------------------------
Ascential Software Common
 Corporation       shares       2001           --         --          --           0         867
Virage, Inc.       Common
                   Shares       2002          451        834         361       1,194       1,569
                                                   ---------   ---------   ---------   ---------
                                                         834         361       1,194       2,436
                                                   ---------   ---------   ---------   ---------
Environmental
-------------
0.1% and 0.1% at June 30, 2002 and December 31, 2001, respectively
------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792      11,477      79,792      11,477

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099         411       4,099         411
                                                   ---------   ---------   ---------   ---------
                                                      83,891      11,888      83,891      11,888
                                                   ---------   ---------   ---------   ---------
Information Technology
----------------------
6.0% and 4.3% at June 30, 2002 and December 31, 2001, respectively
------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     725,271   2,218,124     725,271
WorldRes, Inc.     Convertible
 (a) (b)           note (2)     2002     $284,500    290,706     116,282          --          --
WorldRes, Inc.     Common and
 (a) (b)           preferred
                   share
                   warrants at
                   $3.00-$3.70;
                   expiring     1997-
                   2002-2007    2002       55,017        195           0         195           0
                                                   ---------   ---------   ---------   ---------
                                                   2,509,025     841,553   2,218,319     725,271
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
49.2% and 50.1% at June 30, 2002 and December 31, 2001, respectively
--------------------------------------------------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2002      690,437  1,536,176     584,109   1,201,975   1,292,233

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
American OBGYN,    Preferred
 Inc. (a)          shares       1994      148,439  1,226,202           0   1,226,202     207,468
American OBGYN,    Common
 Inc. (a)          shares       1994       12,611          0           0           0       5,675
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623      96,601     224,623     205,737
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      24,874     382,875      28,702
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      50,461      54,444      55,234
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   3,255,798   1,416,252   4,419,110
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,335   1,350,096   1,263,574     796,907
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       2001           --         --          --     258,829     464,092
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000       2,123     125,000       2,123
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484      64,089          --          --
Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       2002      771,143  1,170,039     308,457     945,039     163,843
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     424,000     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     697,400   1,335,000     697,400

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Sanarus Medical,   Bridge Loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          98         195          98
                                                  ----------  ----------  ----------  ----------
                                                   9,621,625   6,858,106   8,634,008   8,444,622
                                                  ----------  ----------  ----------  ----------
Venture Capital Limited Partnership Investments
-----------------------------------------------
5.6% and 4.7% at June 30, 2002 and December 31, 2001, respectively
------------------------------------------------------------------
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0      73,955           0      73,955
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     199,123
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842     288,934     652,842     243,009
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222     194,394     187,222     194,394
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505      21,909         505      63,060

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      22,114      23,453      23,394
                                                  ----------  ----------  ----------  ----------
                                                   1,279,246     777,781   1,279,246     796,935
                                                  ----------  ----------  ----------  ----------

Total equity investments - 64.1% and 62.6% at
 June 30, 2002 and December 31, 2001,
 respectively                                     14,605,432   8,936,382  13,334,652  10,555,484
                                                  ----------  ----------  ----------  ----------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     12,591       6,296      12,303       6,152
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000   $4,000,000  4,836,805           0   4,836,805           0
Thermatrix Inc.    Unsecured
 (b)               note, 12%,
                   due on
                   demand       2001           --         --          --     516,940     206,776
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 0.0% and 1.3% at
 June 30, 2002 and December 31, 2001,
 Respectively                                      4,849,396       6,296   5,366,048     212,928
                                                  ----------  ----------  ----------  ----------
Total investment - 64.1% and 63.9% at
 June 30, 2002 and December 31, 2001,
 Respectively                                    $19,454,828 $ 8,942,678 $18,700,700 $10,768,412
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 6/30/02 and 12/31/01.
(2) The Partnership has no income-producing equity investments except for a convertible note which includes accrued interest.  The interest rate on such note is 8.75 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                         For the Three Months              For the Six Months
                                             Ended June 30,                  Ended June 30,
                                         ---------------------            ---------------------
                                          2002           2001              2002           2001
                                         ------         ------            ------         ------
Investment income:
 Notes receivable interest             $   20,649  $     24,645        $   36,563     $    38,094
 Short-term investment interest            19,061        56,969            41,404         186,119
                                        ---------    ----------         ---------      ----------
    Total investment income                39,710        81,614            77,967         224,213

Investment expenses:
 Management fees                           42,563        37,447            85,126          89,549
 Individual General Partners'
  compensation                              8,121        18,080            21,000          35,297
 Administrative and investor services     410,161       260,146           895,557         373,304
 Investment operations                     36,444        79,702           162,693         104,798
 Professional fees                         41,121       103,620            80,215         147,274
 Computer services                         41,032        40,720            76,236          70,928
 Interest expense                              --            --                --          73,404
                                        ---------    ----------         ---------      ----------
    Total investment expenses             579,442       539,715         1,320,827         894,554
                                        ---------    ----------         ---------      ----------
Net investment loss                      (539,732)     (458,101)       (1,242,860)       (670,341)
                                        ---------    ----------         ---------      ----------
 Net realized gain from sales
  of equity investments                        --           765           375,741          38,879
 Realized gains from venture capital
  limited partnership investments          16,247        16,454           112,558         245,496
 Realized loss from write-off of note
  receivable                             (250,000)           --          (250,000)             --
                                        ---------    ----------         ---------      ----------
Net realized (loss) income               (233,753)       17,219           238,299         284,375
                                        ---------    ----------         ---------      ----------

STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

(Increase) decrease in unrealized
 depreciation:
  Equity investments                   (3,198,648)    3,130,993        (2,889,882)        817,825
  Notes receivable                             91        (5,888)          310,020        (307,009)
                                        ---------    ----------         ---------      ----------
Net (increase) decrease in
 unrealized depreciation               (3,198,557)    3,125,105        (2,579,862)        510,776
                                        ---------    ----------         ---------      ----------

Other income                                   --            --           666,667              --
                                        ---------     ---------         ---------      ----------
Net (decrease) increase in
 partners' capital resulting
 from operations                      $(3,972,042) $  2,684,223       $(2,917,756)    $   124,810
                                        =========    ==========         =========      ==========
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit              $   (17.44) $      15.73        $   (18.05)    $     (0.11)
                                        =========    ==========         =========      ==========

















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Six Months Ended June 30,
                                     -----------------------------------
                                              2002            2001
                                           ---------       ---------
Net (decrease) increase in partners'
 capital resulting from operations       $(2,917,756)    $   124,810

Adjustments to reconcile net (decrease)
 increase in partners' capital
 resulting from operations to net cash
 used by operating activities:
  Net realized gain from sales of
   equity investments                       (375,741)        (38,879)
  Realized gains from venture capital
   limited partnership investments          (112,558)       (245,496)
  Realized loss from write-off of
   note receivable                           250,000              --
  Net increase (decrease) in unrealized
   depreciation of equity investments      2,889,882        (817,875)
  Net (decrease) increase in unrealized
   depreciation of notes receivable         (310,020)        307,099
  Increase in other receivable              (666,667)             --
  Decrease (increase) in accrued
   interest on notes receivable               10,446         (31,916)
  Decrease in accounts payable
   and accrued expenses                      (23,005)        (11,392)
  Increase (decrease) in due to
   related parties                            23,264        (368,270)
 Other changes, net                            2,514          20,645
                                          ----------      ----------
  Net cash used by operating
   activities                             (1,229,641)     (1,061,274)
                                          ----------      ----------
Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         644,775         345,754
 Purchase of equity investments           (1,446,463)       (875,676)
 Notes receivable issued                          --        (500,000)
 Repayment of notes receivable               250,000             333
 Distributions from venture capital
  limited partnerships                        25,413         150,016
                                          ----------      ----------
 Net cash used by investing activities      (526,275)       (879,573)
                                          ----------      ----------

STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from financing activities:
 Repayment of short-term borrowings               --      (3,000,000)
                                          ----------      ----------
  Net cash used by financing activities           --      (3,000,000)
                                          ----------      ----------

Net decrease in cash and cash
  equivalents                             (1,755,916)     (4,940,847)

Cash and cash equivalents at beginning
 of year                                   6,253,950      10,598,352
                                          ----------      ----------
Cash and cash equivalents
 at June 30                              $ 4,498,034     $ 5,657,505
                                          ==========      ==========






























The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2002 and December 31, 2001, was $14,523,796 and $13,827,531, respectively. At
June 30, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        June 30,     December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation               $ 2,613,376    $ 4,155,677
Unrealized depreciation                (8,194,494)    (7,214,796)
                                       ----------     ----------
Net unrealized depreciation           $(5,581,118)   $(3,059,119)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 2002 and 2001, were as follows:


                                           2002               2001
                                        ----------          --------
Management fees                        $   85,126          $ 89,549
Individual General Partners'
 compensation                              21,000            35,297
Reimbursable operating expenses         1,000,452           477,208


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $58,787 due to related parties for such expenses at June 30, 2002, compared to $36,703 due to related parties at December 31, 2001.

Management fees due to the Managing General Partners were $14,188 and $13,008 at June 30, 2002 and December 31, 2001, respectively and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated Partnerships based upon their proportionate investments in the portfolio company. At June 30, 2002, the Partnership and affiliated Partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $195,886.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $3,724,407 and $3,296,350, respectively, and aggregate market values of $2,033,175 and $2,127,440, respectively. The net unrealized losses at June 30, 2002 and December 31, 2001, included gross gains of $25,655 and $283,368, respectively.

Restricted Securities
---------------------

At June 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $6,903,207 and $8,428,044, respectively, representing 49.5 percent and 50.0 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the six months ended June 30, 2002, are as follows:

Acusphere, Inc.
---------------

In June 2002, the Partnership purchased 237,022 shares of Series J Preferred stock of the company for $334,201.

Lifecell, Inc.
--------------

In the second quarter of 2002, the Partnership purchased 200,000 common shares of the company for $602,761.

Matrix Pharmaceuticals, Inc.
----------------------------

In January 2002, the Partnership sold its entire investment in the company for proceeds of $640,807 and realized a gain of $381,978.

Pharmadigm, Inc.
----------------

In May 2002, the Partnership acquired 225,000 shares of Series F Preferred stock of the company for $225,000.

WorldRes, Inc.
--------------

In April 2002, the Partnership issued a convertible note for $284,500 to the company with an interest rate equal to prime plus 4 percent. The note and accrued interest are due in April 2003.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Natus Medical, Inc. and Virage, Inc. with fair values totaling $87,145 and cash distributions of $25,413 which were recorded as realized gains.

The Partnership recorded a $19,154 decrease in fair value primarily as a result of the above distributions offset by an increase in the fair value of the underlying investments of the Partnerships.


Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.

Subsequent Events
-----------------

In August 2002, the Partnership purchased 970,761 Series B Preferred shares of CellzDirect for $375,000.

5.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                           2002         2001
                                        ---------    ---------
Balance at January 1                     $212,928     $  9,779

Notes receivable issued                        --      500,000
Repayments of notes receivable           (250,000)        (333)
Write-off of notes receivable            (250,000)          --
Change in accrued interest receivable     (16,652)      16,097
Net decrease (increase) in unrealized
 depreciation of notes receivable         310,020     (307,099)
                                          -------      -------
Balance at June 30                       $  6,296     $218,444
                                          =======      =======

The interest rate on notes receivable at June 30, 2002 ranged from 16 percent to 50 percent. All notes are due on demand with the exception of $12,591, due 2004.

In April 2002, the Partnership received $250,000 as payment in full on a $500,000 note receivable from Thermatrix Inc. The unpaid portion of the note, $250,000, was written off. Accrued interest of $46,356 was paid in full.


6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2002, and December 31, 2001, consisted of:

                                           2002           2001
                                        ---------      --------
Demand accounts                        $  356,083    $  573,206
Money-market accounts                   4,141,951     5,680,744
                                        ---------     ---------
                                       $4,498,034    $6,253,950
                                        =========     =========

7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2002, there were unfunded commitments of $659,500.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed a complaint in federal district court regarding the arbitration; however, Kanematsu has not filed a motion to vacate the award. A ruling on the complaint is still pending. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award.

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


8.     Financial Highlights
       --------------------

                                     For The Six Months Ended June 30,
                                     ---------------------------------
                                               2002          2001
                                              ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                          $85.06        $90.64

Loss from investment
 operations:
  Net investment loss                          (7.69)           --
  Net realized and unrealized
   loss on investments                        (10.36)        (0.11)
                                               -----         -----
  Total from investment operations            (18.05)        (0.11)
                                               -----         -----
Net asset value, end of period                $67.01        $90.53
                                               =====         =====

Total Return                                  (21.22)%       (0.12)%

Ratios to average net assets:
 Net investment loss                          (10.11)%       (0.00)%
 Expenses                                      10.86%         6.17%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. As of June 30, 2002, the General Partners have a negative capital balance of $3,224,026. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2001. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the six months ended June 30, 2002, net cash used by operating activities totaled $1,229,641. The Partnership paid management fees of $83,946 to the Managing General Partners and reimbursed related parties for investment expenses of $978,368. In addition, $21,000 was paid to the Individual General Partners as compensation for their services. Interest income received totaled $88,413. Other investment expenses of $234,740 were paid.

During the six months ended June 30, 2002, the Partnership funded equity investments of $1,446,463 primarily to portfolio companies in the medical/biotechnology industry. Proceeds from equity investment sales were $644,775 and repayments of notes receivable were $250,000. Cash distributions of $25,413 were received from venture capital limited partnership investments. At June 30, 2002, the Partnership had unfunded commitments of $659,500.

Cash and cash equivalents at June 30, 2002, were $4,498,034. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $3,972,042 for the quarter ended June 30, 2002, compared to a net increase in partners' capital resulting from operations of $2,684,223 for the same period in 2001.

Net unrealized depreciation on equity investments was $5,669,050 and $2,470,402 at June 30 and March 31, 2002, respectively. During the quarter ended June 30, 2002, the Partnership recorded a increase in net unrealized depreciation on equity investments of $3,198,648 compared to an decrease in unrealized depreciation of $3,130,993 during 2001. The change in 2002 was primarily attributable to a decrease in the publicly-traded price of Endocare, Inc., along with decreases in the fair values of private portfolio companies in the medical/biotechnology and communications industries. The 2001 decrease in net unrealized depreciation on investments was primarily due to an increase in the publicly-traded price of Endocare, Inc., along with increases in the fair market values of public companies in the medical, communications and computer systems and software industries.

During the quarter ended June 30, 2002, realized loss from the write-off of notes receivable totaled $250,000 and related to notes receivable from Thermatrix Inc. which were partially repaid and the remainder written off. There were no amounts written off in the corresponding quarter of 2001.

For the quarters ended June 30, 2002 and 2001, interest income was $39,710 and $81,614, respectively. The decrease was primarily the result lower cash balances in 2002.

Total investment expenses were $579,442 for the quarter ended June 30, 2002, compared to $539,715 for the same period in 2001. The increase was primarily due to increased administrative costs offset by decreased investment monitoring activity and professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $2,917,756 for the six months ended June 30, 2002, compared to a net increase in partners' capital resulting from operations of $124,810 for the same period in 2001.

Net unrealized depreciation on equity investments was $5,669,050 and $2,779,168 at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $2,889,882 compared to a decrease in net unrealized depreciation of $817,825 during 2001. The change in 2002 was primarily attributable to a decrease in the publicly-traded price of Endocare, Inc., along with decreases in the fair values of private portfolio companies in the medical/biotechnology and communications industries. In 2001, the decrease in net unrealized depreciation was mainly attributable to an increase in the publicly-traded price of Endocare, Inc. and an increase in the market value of public companies in the medical, communications and computer systems and software industries.

Other income was $666,667 for the six months ended June 30, 2002. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu has filed a complaint in federal district court regarding the arbitration; however, Kanematsu has not filed a motion to vacate the award. A ruling on the complaint is still pending. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. There was no such income in the corresponding period of 2001.

Net unrealized depreciation on notes receivable was $4,843,100 and $5,153,120 at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002, the net decrease in unrealized depreciation of notes receivable of $310,020 was primarily due to the partial payment and subsequent write-off of notes receivable from Thermatrix Inc. The Partnership recorded a $307,099 decrease in the fair value of notes receivable during the six months ended June 30, 2001.

For the six months ended June 30, 2002, net realized gain from equity investment sales of $375,741 was primarily related to the sale of Matrix Pharmaceuticals, Inc. During the six months ended June 30, 2001, net realized gain from sales of equity investments was $38,879, and was primarily related to the sale of Efficient Networks, Inc.

During the six months ended June 30, 2002, realized loss from the write-off of notes receivable totaled $250,000 and related to notes receivable from Thermatrix Inc. which were partially repaid and the remainder written off. There were no amounts written off in the corresponding period of 2001.

Total investment expenses were $1,320,827 and $894,554 for the six months ended June 30, 2002 and 2001, respectively. The increase was primarily due to increased administrative costs and investment monitoring activity, partially offset by decreased interest expense and professional fees.

During the six months ended June 30, 2002 and 2001, interest income was $77,967 and $224,213, respectively. The decrease was primarily the result of decreased cash balances in 2002.

During the six months ended June 30, 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $112,558. These gains represented distributions from profits of venture capital limited partnership investments. During the same period in 2001, there were gains of $245,496. The 2001 gains represented distributions from profits of venture capital limited partnership investments offset by a $128,912 loss recorded upon the termination of the Alta IV Limited Partnership in June 2001.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Registrant on June 28, 2002, to report the appointment of Grant Thornton LLP as the Partnership's public accountants. No financial statements were filed. On July 30, 2002, the Partnership filed its Amended and Restated Limited
Partnership Agreement on Form 8-K.

                             CERTIFICATION
                             -------------

The undersigned hereby certifies, to such officer's knowledge, that this report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Partnership.



Date:  August 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited




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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited