Form 10-Q
period 2002-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2002-11-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

1107 Investment Blvd., Suite 180
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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                      September 30,      December 31,
                                           2002              2001
                                      -------------     -------------
ASSETS

Equity investments (cost of
 $15,612,061 and $13,334,652 at
 September 30, 2002 and December 31,
 2001, respectively)                   $ 8,516,584       $10,555,484
Notes receivable (cost of
 $13,057 and $5,366,048 at
 September 30, 2002 and December 31,
 2001, respectively)                         6,528           212,928
                                        ----------        ----------
     Total investments                   8,523,112        10,768,412

Cash and cash equivalents                3,581,770         6,253,950
Other receivables                          666,667                --
Other assets                                 4,705             2,900
                                        ----------        ----------
     Total assets                      $12,776,254       $17,025,262
                                        ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    58,059       $   109,574
Due to related parties                      25,371            49,711
Other liabilities                            1,977             1,977
                                        ----------        ----------
     Total liabilities                      85,407           161,262

Commitments and contingencies
 See Note 7.

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           15,927,428        20,058,849
 General Partners                       (3,236,581)       (3,194,849)
                                        ----------        ----------
     Total partners' capital            12,690,847        16,864,000
                                        ----------        ----------
     Total liabilities
      and partners' capital            $12,776,254       $17,025,262
                                        ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal      (unaudited)
                                        Amount or    September 30, 2002     December 31, 2001
Industry                                Shares at    ------------------     -----------------
(1)                         Investment September 30, Cost       Fair        Cost        Fair
Company           Position     Date       2002       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----

Equity Investments
------------------

Communications
--------------
1.1% and 2.7% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
ISCO               Common
 International,    share
 Inc.              warrants at
                   $1.47;
                   expired
                   2002         1999           -- $       --  $       --  $    7,183  $        0
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     139,415     990,716     456,713
                                                   ---------   ---------   ---------   ---------
                                                     990,716     139,415     997,899     456,713
                                                   ---------   ---------   ---------   ---------
Computers and Computer Equipment
--------------------------------
1.1% and 0.7% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
White Electronic
 Designs           Common
 Corporation       shares       2000       19,125    120,095     143,246     120,095     117,619
                                                   ---------   ---------   ---------   ---------
                                                     120,095     143,246     120,095     117,619
                                                   ---------   ---------   ---------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Computer Systems and Software
-----------------------------
0.0% and 0.0% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Ascential Software Common
 Corporation       shares       2001           --         --          --           0         867
Virage, Inc.       Common
                   Shares       2002        1,022      1,188         797       1,194       1,569
                                                   ---------   ---------   ---------   ---------
                                                       1,188         797       1,194       2,436
                                                   ---------   ---------   ---------   ---------
Environmental
-------------
0.1% and 0.1% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792      11,477      79,792      11,477
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099         411       4,099         411
                                                   ---------   ---------   ---------   ---------
                                                      83,891      11,888      83,891      11,888
                                                   ---------   ---------   ---------   ---------
High Tech/Financial
-------------------
2.2% and 0.0% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Vencore Solutions, Series A
 LLC               units        2002      625,000    625,000     250,000          --          --


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Vencore Solutions, Series A
 LLC               warrants
                   at $0.001
                   expiring
                   2007         2002       62,500          0      24,975          --          --
                                                  ----------  ----------  ----------  ----------
                                                     625,000     274,975          --          --
                                                  ----------  ----------  ----------  ----------
Information Technology
----------------------
5.0% and 4.3% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
WorldRes, Inc.     Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     543,953   2,218,124     725,271
WorldRes, Inc.     Convertible
 (a) (b)           note (2)     2002     $284,500    296,981      89,094          --          --
WorldRes, Inc.     Common and
 (a) (b)           preferred
                   share
                   warrants at
                   $3.00-$3.70;
                   expiring     1997-
                   2002-2007    2002       55,017        195           0         195           0
                                                   ---------   ---------   ---------   ---------
                                                   2,515,300     633,047   2,218,319     725,271
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
52.6% and 50.1% at September 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2002      690,437  1,536,176     389,406   1,201,975   1,292,233
American OBGYN,    Preferred
 Inc. (a)          shares       1994      148,439  1,226,202           0   1,226,202     207,468
American OBGYN,    Common
 Inc. (a)          shares       1994       12,611          0           0           0       5,675
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623      65,515     224,623     205,737
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      17,221     382,875      28,702
CellzDirect,       Preferred
 Inc.              shares       2002      970,761    375,000     150,000          --          --
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      42,960      54,444      55,234
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   3,526,908   1,416,252   4,419,110
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,335     991,909   1,263,574     796,907
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       2001           --         --          --     258,829     464,092
Molecular
 Geriatrics        Common
 Corporation (a)   shares       1993       23,585    125,000       2,123     125,000       2,123
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484      57,599          --          --
Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       2002      771,143  1,170,039     308,457     945,039     163,843
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     424,000     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     697,400   1,335,000     697,400
Sanarus Medical,   Bridge Loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          98         195          98
                                                  ----------  ----------  ----------  ----------
                                                   9,996,625   6,673,596   8,634,008   8,444,622
                                                  ----------  ----------  ----------  ----------




STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Venture Capital Limited Partnership Investments
-----------------------------------------------
5.0% and 4.7% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0           0           0      73,955
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     207,612     415,224     199,123
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842     326,421     652,842     243,009
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222     194,394
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505      63,060
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,726      23,453      23,394
                                                  ----------  ----------  ----------  ----------
                                                   1,279,246     639,620   1,279,246     796,935
                                                  ----------  ----------  ----------  ----------
Total equity investments - 67.1% and 62.6% at
 September 30, 2002 and December 31, 2001,
 respectively                                     15,612,061   8,516,584  13,334,652  10,555,484
                                                  ----------  ----------  ----------  ----------

Notes Receivable, Net
---------------------

Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     13,057       6,528      12,303       6,152


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000           --         --          --   4,836,805           0
Thermatrix Inc.    Unsecured
 (b)               note, 12%,
                   due on
                   demand       2001           --         --          --     516,940     206,776
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 0.0% and 1.3% at
 September 30, 2002 and December 31, 2001,
 Respectively                                         13,057       6,528   5,366,048     212,928
                                                  ----------  ----------  ----------  ----------
Total investment - 67.1% and 63.9% at
 September 30, 2002 and December 31, 2001,
 Respectively                                    $15,625,118 $ 8,523,112 $18,700,700 $10,768,412
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 9/30/02 and 12/31/01.
(2) The Partnership has no income-producing equity investments except for a convertible note which includes accrued interest.  The interest rate on such note is 8.75 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENT OF OPERATIONS (unaudited)
-----------------------------------
                                          For the Three Months     For the Nine Months
                                           Ended September 30,     Ended September 30,
                                          --------------------     -------------------
                                          2002            2001     2002           2001
                                          ----            ----     ----           ----
Investment income:
 Notes receivable interest          $     6,742  $    21,779 $    43,305  $    59,873
 Short-term investment interest          13,964       38,468      55,368      224,587
                                      ---------    ---------   ---------    ---------
    Total investment income              20,706       60,247      98,673      284,460

Investment expenses:
 Management fees                         35,270       44,068     120,396      133,617
 Individual General Partners'
  compensation                           10,500       14,858      31,500       50,155
 Administrative and investor services   197,521      181,417   1,093,078      554,721
 Investment operations                   41,196       30,714     203,889      135,512
 Professional fees                       17,107       54,945      97,322      202,219
 Computer services                       25,612       38,891     101,848      109,819
 Interest expense                            --           --          --       73,404
                                      ---------    ---------   ---------    ---------
    Total investment expenses           327,206      364,893   1,648,033  1,259,447
                                      ---------    ---------   ---------    ---------
Net investment loss                    (306,500)    (304,646) (1,549,360)   (974,987)
                                      ---------    ---------   ---------    ---------
 Net realized (loss) gain from sales
  of equity investments                      --       (4,045)    375,741       34,834
 Realized gains from venture capital
  limited partnership investments        18,390       14,904     130,948      260,400
 Realized loss from investment
  write-offs                         (4,836,806)  (1,727,140) (5,086,806)  (1,727,140)
 Realized gain from recovery of
  investments previously written off    459,375           --     459,375           --
                                      ---------    ---------   ---------    ---------
Net realized (loss) income           (4,359,041)  (1,716,281) (4,120,742)  (1,431,906)
                                      ---------    ---------   ---------    ---------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

(Increase) decrease in unrealized
 depreciation:
  Equity investments                 (1,426,427)     (46,329) (4,316,309)    771,546
  Notes receivable                    4,836,571         (301)  5,146,591    (307,400)
                                      ---------    ---------   ---------   ---------
Net decrease (increase) in
 unrealized depreciation              3,410,144      (46,630)    830,282     464,146
                                      ---------    ---------   ---------   ---------

Other income                                 --           --     666,667          --
                                      ---------    ---------   ---------   ---------
Net decrease in partners'
 capital resulting from
 operations                         $(1,255,397) $(2,067,557)$(4,173,153)$(1,942,747)
                                      =========    =========   =========   =========
Net decrease in partners'
 capital resulting
 from operations per Unit           $     (7.77) $    (11.91)$    (25.82)$    (12.02)
                                      =========    =========   =========   =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Nine Months Ended September 30,
                                   ---------------------------------------
                                              2002            2001
                                           ---------       ---------
Net decrease partners' capital
 resulting from operations               $(4,173,153)    $(1,942,747)

Adjustments to reconcile net decrease
 in partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net realized gain from sales of
   equity investments                       (375,741)        (34,834)
  Realized gains from venture capital
   limited partnership investments          (130,948)       (260,400)
  Realized gain from recovery of
   investments previously written off       (459,375)             --
  Realized loss from investment
   write off                               5,086,806       1,727,140
  Net increase (decrease) in unrealized
   depreciation of equity investments      4,316,309        (771,546)
  Net (decrease) increase in unrealized
   depreciation of notes receivable       (5,146,591)        307,400
  Increase in other receivable              (666,667)             --
  Decrease (increase) in accrued
   interest on notes receivable                3,704         (35,145)
  Decrease in accounts payable
   and accrued expenses                      (51,515)        (32,637)
  Decrease in due to related parties         (24,340)       (246,131)
  Other changes, net                          (1,805)         22,459
                                          ----------      ----------
  Net cash used by operating
   activities                             (1,623,316)     (1,266,441)
                                          ----------      ----------
Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         644,775         351,188
 Purchase of equity investments           (2,446,463)     (1,625,676)
 Notes receivable issued                          --        (500,000)
 Proceeds from recovery of
  investments                                459,375              --
 Repayment of notes receivable               250,000             333
 Distributions from venture capital
  limited partnership investments             43,449         162,516
                                          ----------      ----------
 Net cash used by investing activities    (1,048,864)     (1,611,639)
                                          ----------      ----------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from financing activities:
 Repayment of short-term borrowings               --      (3,000,000)
                                          ----------      ----------
  Net cash used by financing activities           --      (3,000,000)
                                          ----------      ----------

Net decrease in cash and cash
  equivalents                             (2,672,180)     (5,878,080)

Cash and cash equivalents at beginning
 of year                                   6,253,950      10,598,352
                                          ----------      ----------
Cash and cash equivalents
 at September 30                         $ 3,581,770     $ 4,720,272
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2002 and December 31, 2001, was $15,526,634 and $13,827,531, respectively.
At September 30, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                      September 30,   December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation               $ 2,839,691    $ 4,155,677
Unrealized depreciation                (9,843,213)    (7,214,796)
                                       ----------     ----------
Net unrealized depreciation           $(7,003,522)   $(3,059,119)
                                       ==========     ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 2002 and 2001, were as follows:


                                           2002               2001
                                        ----------          --------
Management fees                        $  120,396          $133,617
Individual General Partners'
 compensation                              31,500            50,155
Reimbursable operating expenses         1,210,063           679,079


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $16,046 due to related parties for such expenses at September 30, 2002, compared to $36,703 due to related parties at December 31, 2001.

Management fees due to the Managing General Partners were $9,325 and $13,008 at September 30, 2002 and December 31, 2001, respectively and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At September 30, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $214,866.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2002 and December 31, 2001, marketable equity securities had aggregate costs of $3,724,761 and $3,296,350, respectively, and aggregate market values of $1,458,664 and $2,127,440, respectively. The net unrealized losses at September 30, 2002 and December 31, 2001, included gross gains of $23,151 and $283,368, respectively.

Restricted Securities
---------------------

At September 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $7,057,920 and $8,428,044, respectively, representing 55.6 percent and 50.0 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of equity investments during the nine months ended September 30, 2002, are as follows:

Acusphere, Inc.
---------------

In June 2002, the Partnership purchased 237,022 shares of Series J Preferred stock of the company for $334,201.

CellzDirect, Inc.
-----------------

In August 2002, the Partnership purchased 970,761 Series B preferred shares of the company for $375,000.

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

Vencore Solutions, LLC
----------------------

During September 2002, the Partnership acquired 625,000 Series A units of the Limited Liability Company for $625,000. In addition, a warrant for 62,500 Series A units was issued.

WorldRes, Inc.
--------------

In April 2002, the Partnership issued a convertible note for $284,500 to the company with an interest rate equal to prime plus 4 percent. The note and accrued interest are due in April 2003.



Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Natus Medical, Inc. and Virage, Inc. with fair values totaling $87,499 and cash distributions of $43,449 which were recorded as realized gains.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.

Subsequent Events
-----------------

Subsequent to September 30, 2002, the fair value of the Partnership's investment in Endocare, Inc. decreased by $2,777,656 as a result of a decrease in the publicly-traded price on November 8, 2002.

5.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                           2002         2001
                                        ---------    ---------
Balance at January 1                  $   212,928     $  9,779

Notes receivable issued                        --      500,000
Repayment of notes receivable            (250,000)        (333)
Write-off of notes receivable and
 accrued interest                      (5,086,806)          --
Change in accrued interest receivable     (16,185)      17,076
Net decrease (increase) in unrealized
 depreciation of notes receivable       5,146,591     (307,400)
                                        ---------      -------
Balance at September 30               $     6,528     $219,122
                                        =========      =======

The interest rate on notes receivable at September 30, 2002 was 16 percent. All notes are due in 2004.

In April 2002, the Partnership received a $250,000 payment on a $500,000 note receivable from Thermatrix Inc. Accrued interest of $46,356 was paid in full. The remaining portion of the note, $250,000, was written off. During the third quarter of 2002, the Partnership recovered from Thermatrix Inc. $250,000 for the portion of the note written off.

In September 2002, notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,836,806 were written off. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2002, and December 31, 2001, consisted of:

                                           2002           2001
                                        ---------      --------
Demand accounts                        $  425,855    $  573,206
Money-market accounts                   3,155,915     5,680,744
                                        ---------     ---------
                                       $3,581,770    $6,253,950
                                        =========     =========

7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2002, there were unfunded commitments of $784,500.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002 the original award was upheld by the Federal District Court. Kanematsu has filed an appeal seeking to overturn the court's confirmation of the arbitration decision. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award.

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

8.     Financial Highlights
       --------------------

                                   For The Nine Months Ended September 30,
                                   ---------------------------------------
                                               2002          2001
                                              ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                          $84.91        $88.62

Loss from investment
 operations:
  Net investment loss                          (5.46)        (6.03)
  Net realized and unrealized
   loss on investments                        (20.36)        (5.99)
                                               -----         -----
  Total from investment operations            (25.82)       (12.02)
                                               -----         -----
Net asset value, end of period                $59.09        $76.60
                                               =====         =====

Total Return                                  (30.41)%      (13.56)%

Ratios to average net assets:
 Net investment loss                           (7.59)%       (7.30)%
 Expenses                                      14.31%         9.53%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. As of September 30, 2002, the General Partners have a negative capital balance of $3,236,581. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


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

During the nine months ended September 30, 2002, net cash used by operating activities totaled $1,623,316. The Partnership paid management fees of $124,079 to the Managing General Partners and reimbursed related parties for investment expenses of $1,230,720. In addition, $31,500 was paid to the Individual General Partners as compensation for their services. Interest income received totaled $102,377. Other investment expenses of $339,394 were paid.

During the nine months ended September 30, 2002, the Partnership funded equity investments of $2,446,463 primarily to portfolio companies in the high tech/financial and medical/biotechnology industries. Proceeds from equity investment sales were $644,775 and repayments of notes receivable were $250,000. Cash distributions of $43,449 were received from venture capital limited partnership investments. The Partnership received $459,375 as a recovery of investments in Thermatrix Inc. which were previously written off. At September 30, 2002, the Partnership had unfunded commitments of $784,500.

Cash and cash equivalents at September 30, 2002, were $3,581,770. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,255,397 for the quarter ended September 30, 2002, compared to a net decrease of $2,067,557 for the same period in 2001.

Realized loss from investment write offs total $4,836,806 during the quarter ended September 30, 2002, and relate to notes and interest receivable from Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. During the quarter ended September 30, 2001, realized loss from investment write offs totaled $1,727,140. This amount related to the write off of investments in Adesso Healthcare Technology Services, Inc.

Net unrealized depreciation on notes receivable was $6,529 and $4,843,100 at September 30, and June 30, 2002, respectively. During the quarter ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $4,836,571 was mainly attributable to the write off of notes receivable from Sutmyn Storage Corporation. During the quarter ended September 30, 2001, the Partnership recorded a $301 decrease in the fair value of notes receivable.

Net unrealized depreciation on equity investments was $7,095,477 and $5,669,050 at September 30 and June 30, 2002, respectively. During the quarter ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,426,427 compared to an increase in unrealized depreciation of $46,329 during 2001. The change in 2002 was primarily attributable to decreases in the fair values of private portfolio companies in the medical/biotechnology industry and a decrease in the publicly-traded price of LifeCell Corporation, partially offset by an increase in the publicly-traded price of Endocare, Inc. The change in 2001 was primarily attributable to decreases in the fair values of companies in the medical, communications and computer systems and software industries, partially offset by the write off of Adesso Healthcare Technology Services, Inc.

During the quarter ended September 30, 2002, the Partnership recovered $459,375 from Thermatrix Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain. During the same quarter in 2001, there were no recoveries.

For the quarters ended September 30, 2002 and 2001, interest income was $20,706 and $60,247, respectively.

Total investment expenses were $327,206 for the quarter ended September 30, 2002, compared to $364,893 for the same period in 2001.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
-----

Net decrease in partners' capital resulting from operations was $4,173,153 for the nine months ended September 30, 2002, compared to a net decrease of $1,942,747 for the same period in 2001.

During the nine months ended September 30, 2002, realized loss from investment write offs total $5,086,806. The fair value of notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,836,806 was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations; therefore the cost of these notes should be written off. The Partnership wrote off a $250,000 investment in a note receivable from Thermatrix Inc. which was subsequently recovered and realized as a gain. During the nine months ended September 30, 2001, realized loss from investment write offs totaled $1,727,140. This amount related to the write off of investments in Adesso Healthcare Technology Services, Inc.

Net unrealized depreciation on notes receivable was $6,529 and $5,153,120 at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $5,146,591 was mainly attributable to the write off of notes receivable from Sutmyn Storage Corporation. During the nine months ended September 30, 2001, the Partnership recorded a $307,400 decrease in the fair value of notes receivable issued to Thermatrix Inc.

Net unrealized depreciation on equity investments was $7,095,477 and $2,779,168 at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $4,316,309 compared to a decrease in net unrealized depreciation of $771,546 during 2001. The increase in 2002 was primarily attributable to decreases in the fair values of private portfolio companies in the medical/biotechnology industry along with decreases in the publicly-traded prices of companies in the communications and medical/biotechnology industries. The change in 2001 was primarily attributable to an increase in the publicly-traded price of Endocare, Inc. and the write off of Adesso Healthcare Technology Services, partially offset by a decrease in publicly-traded price of Matrix Pharmaceutical, Inc. and decreases in the fair values of portfolio companies in the medical/biotechnology and information technology industries.

Other income was $666,667 for the nine months ended September 30, 2002.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002 the original award was upheld by the Federal District Court. Kanematsu has filed an appeal seeking to overturn the court's confirmation of the arbitration decision. The Partnership has recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. There was no such income in the corresponding period of 2001.

Total investment expenses were $1,648,033 and $1,259,447 for the nine months ended September 30, 2002 and 2001, respectively. The increase was primarily due to increased administrative and personnel costs and investor monitoring activity partially offset by decreased interest expense and professional fees.

For the nine months ended September 30, 2002, net realized gain from equity investment sales of $375,741 was primarily related to the sale of Matrix Phamaceuticals, Inc. Net realized gain from sales of equity investments of $34,834 for the nine months ended September 30, 2001, primarily related to the sale of Efficient Networks, Inc.

During the nine months ended September 30, 2002, the Partnership recovered $459,375 from Thermatrix Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain. During the same period in 2001 there were no recoveries.

During the nine months ended September 30, 2002 and 2001, interest income was $98,673 and $284,460, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status.

During the nine months ended September 30, 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $130,948. During the same period in 2001, there were gains of $260,400. The gains represent distributions from profits of venture capital limited partnership investments.


Item 4.  Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Partners III, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Partners III, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Partners III, L.P. in this report is accumulated and communicated to Technology Funding Partners III, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners III, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Partners III, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) On July 30, 2002, the Partnership filed its Amended and Restated Limited Partnership Agreement on Form 8-K.


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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners


Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited



                             CERTIFICATION
                             -------------

In connection with the Technology Funding Partners III, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited
Technology Funding Partners III, L.P.         11/13/2002   4:26 PM
(a Delaware limited partnership)