Form 10-K
period 2002-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2003-03-25
CIK 808066

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K. [   ]
No active market for the Units of limited partnership interests (Units) exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the Registrant's Meeting of Limited Partners held on November 8, 2002 are incorporated by reference into
Part III of this Form 10-K where indicated.

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

The Partnership was organized as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized the Partnership's Management Committee to extend the Partnership for up to two one-year additional terms.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003, however a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership. The Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

A special meeting of the Limited Partners of the Partnership was held on November 8, 2002. At that meeting, the Limited Partners ratified the appointment of Grant Thornton as independent certified public accountants of the Partnership (153,384 Units voting for, 3,640 Units voting against and 2,976 Units abstaining) and amended the Limited Partnership Agreement for the following items: 1) change the composition of the Management Committee to include only one representative from Technology Funding Ltd., the Managing General Partner, and no fewer than two Individual General Partners (148,576 Units voting for, 8,492 Units voting against and 2,932 Units abstaining), 2) increase the compensation each Individual General Partner receives for services rendered to the Partnership (128,200 Units voting for, 28,814 Units voting against and 2,986 Units abstaining), and 3) extend the term of the Partnership from December 31, 2002, to December 31, 2004, and for up to two one-year extensions through December 31, 2006, at the discretion of the Partnership's Management Committee (138,794 Units voting for, 18,808 Units voting against and 2,398 Units abstaining). No other matters were voted on at this meeting.

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2002, there were 5,666 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                        ---------------------------------------------------------
                                        2002        2001          2000         1999          1998
                                       ------      ------        ------       ------        ------
Total investment income         $    115,953 $   309,810  $  1,158,257  $   110,361   $   165,624
Net investment loss               (2,027,322) (1,388,085)   (1,667,706)  (1,196,362)   (1,450,097)
Net realized gain from
  venture capital limited
  partnership investments            133,884     324,536       587,735      135,893       108,591
Net realized gain (loss) from
  sales of equity investments        375,546   1,514,305    10,703,511     (883,446)   (1,535,862)
Realized loss from
  investment write-offs           (6,313,008) (1,727,140)   (2,392,941)          --      (836,249)
Realized gain from recovery of
  investments previously
  written off                        459,375          --            --           --            --
Net realized loss on foreign
 currency                                 --          --       (63,370)          --            --
(Increase) decrease in unrealized
 depreciation:
  Equity investments              (7,280,360)  1,046,437   (20,273,430)  16,105,208    (1,639,131)
  Notes receivable                 5,142,683    (313,870)   (4,839,250)          --            --
Other income                         774,298          --            --           --            --
Net decrease in partners' capital
 resulting from operations        (8,734,904)   (543,817)  (17,945,451)  14,161,293    (5,352,748)
Net decrease in partners' capital
 resulting from operations
 per Unit (1)                         (54.05)      (3.36)       (94.91)       68.39        (28.46)
Total assets                       8,224,129  17,025,262    20,832,769   38,293,191    24,420,151
Distributions declared                    --          --     2,862,928      283,627            --
Distributions declared
 per Unit (2)                             --          --            --           --            --
(1) See Notes 1 and 3 to the Financial Statements for a description of the method of calculation of net (decrease) increase in partners' capital resulting from operations per Unit.
(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
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

For the year ended December 31, 2002 net cash used by operating activities totaled $2,339,075. The Partnership paid management fees of $154,899 to the Managing General Partners and reimbursed related parties for operating expenses of $1,671,949. In addition, $64,500 was paid to the Individual General Partners as compensation for their services. The Partnership prepaid operating expenses of $272,793 to related parties as part of an employee retention program. Other operating expenses of $288,569 were paid and interest income of $113,635 was received.

For the year ended December 31, 2002, the Partnership funded equity investments of $2,996,463, primarily to portfolio companies in the medical/biotechnology, high tech/financial and information technology industries. Proceeds from sales of equity investments totaled $644,775 and repayments of notes receivable provided cash of $250,000. The Partnership received $46,385 in cash distributions from venture capital limited partnership investments. The Partnership received $459,375 as a recovery of investments in Thermatrix Inc. which were previously written off. At December 31, 2002, there were no unfunded commitments.

Cash and cash equivalents at December 31, 2002, were $2,318,947. Cash reserves, interest income on short-term investments and future proceeds from equity investments sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.



Results of Operations
---------------------

2002 compared to 2001
---------------------

The net decrease in partners' capital resulting from operations was $8,853,126 in 2002 compared to $543,817 in 2001.

Unrealized depreciation on equity investments was $10,059,528 and $2,779,168 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the net increase in unrealized depreciation of equity investments of $7,280,360 was primarily due to a decrease in the publicly traded price of Endocare, Inc. and decreases in the fair values of portfolio companies in the medical/biotechnology and communications industries. The increase was partially offset by the write off of American OBGYN, Inc. during 2002, which contributed a net decrease in unrealized depreciation of $1,013,059 as the depreciation was realized upon write-off. In 2001, the net decrease in unrealized depreciation of equity investments of $1,046,437 was primarily attributable to favorable events and market conditions for portfolio companies in the medical/biotechnology and communications industries. Equity investments sold or written off during 2001 contributed a $1,009,933 net decrease in unrealized depreciation as the depreciation was realized upon sale or write-off.

Unrealized depreciation on notes receivable investments was $10,437 and $5,153,120 at December 31, 2002 and 2001,
respectively. During 2002, the Partnership recorded a decrease in unrealized depreciation of notes receivable of $5,142,683 primarily related to the write-off of loans made to Sutmyn Storage Corporation. During 2001, the Partnership recorded an increase in unrealized depreciation of $313,870 primarily related to the decrease in fair value of loans made to a portfolio company in the environmental industry.

During 2002, the Partnership recorded a realized loss from investment write-offs of $6,313,008, of which $4,836,805 represents the Partnership's total investment in Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000, and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. Remaining write-offs related to the Partnership's total investment in American OBGYN, Inc. for $1,226,202, and loans of $250,000 to Thermatrix Inc. American OBGYN, Inc. filed for bankruptcy in February 2002, and the Managing General Partners believe there will be no proceeds from the liquidation. During 2001, the Partnership recorded realized losses from investment write-offs of $1,727,140, which represents the Partnership's total investment in Adesso Healthcare Technology Services Inc. Adesso ceased operations in the third quarter of 2001.

During 2002, net realized gain from sales of equity investments totaled $375,546 and primarily was the result of gains on the sale of Matrix Pharmaceutical, Inc. shares. During 2001, net realized gain from sales of equity investments was $1,514,305 and primarily resulted from gains on the sale of shares of Photon Dynamics, Inc.

Other income was $774,298 for the year ended December 31, 2002.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership. The Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002. There was no such income in 2001.

Investment expenses were $2,143,275 and $1,697,895 for 2002 and 2001, respectively. In 2002 the Managing General Partners billed the Partnership $63,389 and $18,305 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years the investment expenses for 2002 and 2001 would have been $2,061,581 and $1,761,284, respectively. The increase is primarily due to increased administrative and investor services fees.

During 2002, the Partnership recovered $459,375 from Thermatrix
Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain. There were no recoveries in 2001.

Interest income was $115,953 and $309,810 for 2002 and 2001, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status.

During 2002, the Partnership recorded net realized gains from venture capital limited partnership investments of $133,884 as compared to gains of $324,536 during 2001. The gains represented distributions from profits of venture capital limited partnerships.

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

Net realized gain from sales of investments during 2001 totaled $1,514,305 and primarily resulted from gains on the sale of shares of Photon Dynamics, Inc. During 2000, net realized gain from sales of equity investments of $10,703,511 primarily resulted from gains on the sales of shares in Matrix Pharmaceutical, Inc., Oxford GlycoSciences Plc and White Electronic Designs Corporation.

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

During 2001, the Partnership recorded realized losses from investment write-offs of $1,727,140, which represents the Partnership's total investment in Adesso Healthcare Technology Services Inc. Adesso ceased operations in the third quarter of 2001. During 2000, the Partnership recorded realized losses from investment write-offs of $2,392,941, which represents the Partnership's total investment in Biex, Inc. and its equity investment in Thermatrix Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding.

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

New Accounting Pronouncement
----------------------------

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146").
SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities occurring after December 31, 2002. See Note 1 to the financial statements.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest-bearing cash equivalents as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

The Partnership does not have a significant exposure to modest public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies.

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

A Form 8-K was filed by the Partnership on July 1, 2002, to report the appointment of Grant Thornton LLP as the Partnership's independent public accountants.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of two Individual General Partners and a representative from Technology Funding Ltd., a California limited partnership (TFL). TFL and its wholly owned subsidiary, Technology Funding Inc., a California corporation
(TFI) are the Managing General Partners. Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on November 8, 2002, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2002, the Partnership incurred management fees of $152,636. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $14,000 annually plus $1,500 for each attended meeting of the Management Committee and committees thereof. In 2002, $64,500 of such compensation was paid. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee.

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

Item 14. PROCEDURES AND CONTROLS
-------  -----------------------

The signing officer is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Partners III, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Partners III, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Partners III, L.P. in this report is accumulated and communicated to Technology Funding Partners III, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners III, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Certified Public Accountants as
                    of and for the year ended December 31, 2002
                  Report of Independent Public Accountants as of and for
                    the years ended December 31, 2001 and 2000
                  Balance Sheets as of December 31, 2002
                    and 2001
                  Statements of Investments as of
                    December 31, 2002 and 2001
                  Statements of Operations for the years
                    ended December 31, 2002, 2001 and 2000
                  Statements of Partners' Capital for the years
                    ended December 31, 2002, 2001 and 2000
                  Statements of Cash Flows for the years
                    ended December 31, 2002, 2001 and 2000
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

        (b)  Reports on Form 8-K

             (1) On July 1, 2002, the Partnership reported on Form 8-K the appointment of Grant Thornton LLP as the Partnership's independent public accountants.

             (2)  On July 23, 2002, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

             (3)  On July 30, 2002, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

             (4) On November 13, 2002, the Partnership filed Form 8-K to report the voting results of the special meeting of Limited Partners held on November 8, 2002.

             (5)  On January 8, 2003, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Partners of
     Technology Funding Partners III, L.P.:

We have audited the accompanying balance sheet of Technology Funding Partners III, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2002, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Technology Funding Partners III, L.P. as of December 31, 2001, and for the year ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 2002, and the results of its operations, changes in partners' capital, and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 17, 2003

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




Los Angeles, California                        /S/ARTHUR ANDERSEN LLP
March 15, 2002

      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH TECHNOLOGY FUNDING VENTURE PARTNERS III, LP'S FILING ON FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN
CONNECTION WITH THIS FILING ON FORM 10-K.

BALANCE SHEETS
--------------

                                                       December 31,
                                                ------------------------
                                                  2002            2001
                                                --------        --------
ASSETS

Equity investments (cost basis of
 $14,941,698 and $13,334,652 for 2002
 and 2001, respectively)                      $4,882,170     $10,555,484
Notes receivable, net (cost basis
 of $13,045 and $5,366,048 for 2002
 and 2001, respectively)                           2,608         212,928
                                               ---------      ----------
      Total investments                        4,884,778      10,768,412

Cash and cash equivalents                      2,318,947       6,253,950
Prepaid expenses                                 262,841              --
Other receivable                                 774,298              --
Other assets                                       3,265           2,900
                                               ---------      ----------
      Total assets                            $8,244,129     $17,025,262
                                               =========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses         $   65,445     $   109,574
Due to related parties                            47,611          49,711
Other liabilities                                  1,977           1,977
                                               ---------      ----------
      Total liabilities                          115,033         161,262

Commitments and contingencies
 See Note 10.

Partners' capital
 (160,000 Limited Partner Units
  outstanding)                                 8,129,096      16,864,000
                                               ---------      ----------
      Total liabilities
       and partners' capital                  $8,244,129     $17,025,262
                                               =========      ==========




The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or    December 31, 2002      December 31, 2001
Industry                                Shares at    -----------------      -----------------
(1)                         Investment December 31,  Cost       Fair        Cost        Fair
Company           Position     Date       2002       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
5.4% and 7.0% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
ISCO               Common share
 International,    warrants
 Inc.              expired
                   2002         1999           -- $       --  $       --  $    7,183  $        0
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     225,953     990,716     456,713
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     181,317   2,218,124     725,271
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $284,500    303,014      30,301          --          --
WorldRes.com, Inc. Common share
 (a) (b)           warrants
                   expired      1997-
                   2002         2002           --         --          --         195           0
                                                   ---------   ---------   ---------   ---------
                                                   3,511,854     437,571   3,216,218   1,181,984
                                                   ---------   ---------   ---------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Environmental
-------------
0.0% and 0.1% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792           0      79,792      11,477
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099           0       4,099         411
                                                   ---------   ---------   ---------   ---------
                                                      83,891           0      83,891      11,888
                                                   ---------   ---------   ---------   ---------
High Tech/Financial
-------------------
3.4% and 0.0% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Vencore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000          --          --

Vencore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001
                   expiring
                   2007         2002       62,500          0      24,975          --          --
                                                  ----------  ----------  ----------  ----------
                                                     625,000     274,975          --          --
                                                  ----------  ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
4.5% and 0.7% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Ascential Software Common
 Corporation       shares       2001           --         --          --           0         867
KeyEye
 Communications,   Common
 Inc. (a)(b)       Shares       2002    3,142,856    550,000     220,000          --          --
Virage, Inc.       Common
                   Shares       2002        1,022      1,188         716       1,194       1,569
White Electronic
 Designs           Common
 Corporation       shares       2000       19,125    120,095     146,306     120,095     117,619
                                                   ---------   ---------   ---------   ---------
                                                     671,283     367,022     121,289     120,055
                                                   ---------   ---------   ---------   ---------
Medical/Biotechnology
---------------------
41.8% and 50.1% at December 31, 2002 and 2001, respectively
-----------------------------------------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2002      690,437  1,536,176      97,350   1,201,975   1,292,233
American OBGYN,    Preferred
 Inc. (a)          shares       1994      148,439          0           0   1,226,202     207,468
American OBGYN,    Common
 Inc. (a)          shares       1994       12,611          0           0           0       5,675
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623      34,262     224,623     205,737
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      31,093     382,875      28,702


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

CellzDirect,       Preferred
 Inc. (a)(b)       shares       2002      970,761    375,000      75,000          --          --
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      64,712      54,444      55,234
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252     261,252   1,416,252   4,419,110
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics        Common
 Corporation)(a)   shares       1993       15,528    125,000         854     125,000       2,123
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,336   1,658,690   1,263,574     796,907
Matrix
 Pharmaceutical,   Common       1992-
 Inc.              shares       2001           --         --          --     258,829     464,092
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484      64,738          --          --
Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       2002      771,143  1,170,039     308,457     945,039     163,843
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991      200,000    200,000     106,000     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     697,400   1,335,000     697,400


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          98         195          98
                                                  ----------  ----------  ----------  ----------
                                                   8,770,424   3,399,906   8,634,008   8,444,622
                                                  ----------  ----------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
5.0% and 4.7% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0           0           0      73,955
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     199,123
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842     120,633     652,842     243,009
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222     194,394
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505      63,060


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      23,394
                                                  ----------  ----------  ----------  ----------
                                                   1,279,246     402,696   1,279,246     796,935
                                                  ----------  ----------  ----------  ----------
Total equity investments       60.1% and 62.6% at
 December 31, 2002 and 2001, respectively         14,941,698   4,882,170  13,334,652  10,555,484
                                                  ----------  ----------  ----------  ----------

Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     13,045       2,608      12,303       6,152
Sutmyn             Secured
 Storage           note, 50%,
 Corporation       due on
 (b)               demand       2000           --         --          --   4,836,805           0
Thermatrix Inc.    Unsecured
 (b)               note, 12%,
                   due on
                   demand       2001           --         --          --     516,940     206,776
                                                  ----------  ----------  ----------  ----------
Total notes receivable       0.2% and 1.3% at
 December 31, 2002 and 2001, respectively             13,045       2,608   5,366,048     212,928
                                                  ----------  ----------  ----------  ----------
Total investment       60.3% and 63.9% at
 December 31, 2002 and 2001, respectively        $14,954,743 $ 4,884,778 $18,700,700 $10,768,412
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/02 and 12/31/01.
(2) The Partnership has no income-producing equity investments except for a convertible note which includes accrued interest.  The interest rate on such note is 8.25 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                       For the Years Ended December 31,
                                      ----------------------------------
                                       2002          2001          2000
                                       ----          ----          ----
Investment income:
  Notes receivable interest        $   49,819    $   60,873  $    844,030
  Short-term investment interest       66,134       244,962       314,227
  Other operating income                   --         3,975            --
                                    ---------     ---------    ----------
      Total investment income         115,953       309,810     1,158,257

Investment expenses:
  Management fees                     152,636       172,640       371,865
  Individual General
   Partners' compensation              64,500        64,545        46,129
  Administrative and
   investor services                1,401,601       758,411       696,006
  Investment operations               255,646       179,822     1,414,932
  Computer services                   134,144       152,104       135,065
  Professional fees                   134,748       296,969       161,966
  Interest expense                         --        73,404            --
                                    ---------     ---------    ----------
      Total investment expenses     2,143,275     1,697,895     2,825,963
                                    ---------     ---------    ----------
Net investment loss                (2,027,322)   (1,388,085)   (1,667,706)
                                    ---------     ---------    ----------
Net realized gain from
  sales of equity investments         375,546     1,514,305    10,703,511
Realized gain from venture capital
  limited partnership investments     133,884       324,536       587,735
Realized loss from investment
  write-offs                       (6,313,008)   (1,727,140)   (2,392,941)
Realized gain from recovery of
  investments previously
  written off                         459,375            --            --
Net realized loss on foreign
  currency                                 --            --       (63,370)
                                    ---------     ---------    ----------
Net realized (loss) income         (5,344,203)      111,701     8,834,935
                                    ---------     ---------    ----------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                      For the Years Ended December 31,
                                     ----------------------------------
                                       2002         2001          2000
                                       ----         ----          ----
(Increase) decrease in unrealized
 depreciation:
  Equity investments               (7,280,360)    1,046,437   (20,273,430)
  Notes receivable                  5,142,683      (313,870)   (4,839,250)
                                    ---------     ---------    ----------
Net (increase) decrease in
 unrealized depreciation           (2,137,677)      732,567   (25,112,680)
                                    ---------     ---------    ----------

Other income                          774,298            --            --
                                    ---------     ---------    ----------
Net decrease in partners'
 capital resulting
 from operations                  $(8,734,904)   $ (543,817) $(17,945,451)
                                    =========     =========    ==========
Net decrease in partners'
 capital resulting
 from operations per Unit         $    (54.05)   $    (3.36) $     (94.91)
                                    =========     =========    ==========






















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2002, 2001 and 2000:


                              Limited       General
                              Partners      Partners         Total
                              --------      --------         -----

Partners' capital,
  January 1, 2000           $35,782,284  $ 2,433,912    $38,216,196

Net investment loss          (1,426,266)    (241,440)    (1,667,706)
Net realized income           7,635,081    1,199,854      8,834,935
Net increase in
 unrealized depreciation    (21,393,871)  (3,718,809)   (25,112,680)
Tax distribution                     --   (2,862,928)    (2,862,928)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2000          20,597,228   (3,189,411)    17,407,817

Net investment loss          (1,374,205)     (13,880)    (1,388,085)
Net realized income             110,584        1,117        111,701
Net decrease in
 unrealized depreciation        725,242        7,325        732,567
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2001          20,058,849   (3,194,849)    16,864,000

Net investment loss          (2,007,049)     (20,273)    (2,027,322)
Net realized loss            (5,290,760)     (53,443)    (5,344,203)
Net increase in
 unrealized depreciation     (2,116,300)     (21,377)    (2,137,677)
Other income                    766,555        7,743        774,298
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2002         $11,411,295  $(3,282,199)   $ 8,129,096
                             ==========    =========     ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2002           2001          2000
                                     ------         ------        ------
Net decrease in partners' capital
 resulting from operations       $(8,734,904)  $  (543,817) $(17,945,451)

Adjustments to reconcile net
 decrease in partners' capital
 resulting from operations to net
 cash used by operating activities:
  Net realized gain
   from sales of equity
   investments                      (375,546)   (1,514,305)  (10,703,511)
  Realized gain from venture
   capital limited partnership
   investments                      (133,884)     (324,536)     (587,735)
  Realized loss from
   investment write-offs           6,313,008     1,727,140     2,392,941
  Realized gain from recovery
   of investments previously
   written off                      (459,375)           --            --
  Net increase (decrease) in
   unrealized depreciation:
    Equity investments             7,280,360    (1,046,437)   20,273,430
    Notes receivable              (5,142,683)      313,870     4,839,250
  Net realized loss on foreign
   currency transaction                   --            --        63,370
  Increase in accrued interest on
   notes receivable                   (2,318)      (35,421)     (841,208)
  Increase in other receivable      (774,298)           --            --
  Increase in prepaid
   expenses                         (262,841)           --            --
  (Decrease) increase in accounts
   payable and accrued expenses      (44,129)        5,862        30,553
  (Decrease) increase in due
   to related parties                 (2,100)     (267,693)      384,248
  Other changes, net                    (365)       22,083       (24,499)
                                   ---------    ----------    ----------
  Net cash used by operating
   activities                     (2,339,075)   (1,663,254)   (2,118,612)
                                   ---------    ----------    ----------


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2002           2001          2000
                                     ------         ------        ------
Cash flows from investing
 activities:
  Notes receivable issued                 --      (500,000)   (4,000,000)
  Purchase of equity investments  (2,996,463)   (1,809,683)   (2,014,052)
  Repayments of notes receivable     250,000           333         8,482
  Proceeds from recovery
   of investments previously
   written off                       459,375            --            --
  Proceeds from sales of equity
   investments                       644,775     2,402,744    16,867,191
  Distributions from venture
   capital limited partnerships       46,385       225,458       220,868
                                   ---------    ----------    ----------
  Net cash (used) provided by
   investing activities           (1,595,928)      318,852    11,082,489
                                   ---------    ----------    ----------
Cash flows from financing
 activities:
  Distributions to Limited
   and General Partners                   --            --    (2,862,928)
  (Repayment of) proceeds from
   short-term borrowings                  --    (3,000,000)    3,000,000
                                   ---------    ----------    ----------
  Net cash (used) provided
   by financing activities                --    (3,000,000)      137,072
                                   ---------    ----------    ----------
Effect of exchange rate changes
 on cash and cash equivalents             --            --       (63,370)
                                   ---------    ----------    ----------
Net (decrease) increase in cash
 and cash equivalents             (3,935,003)   (4,344,402)    9,037,579

Cash and cash equivalents
 at beginning of year              6,253,950    10,598,352     1,560,773
                                   ---------    ----------    ----------
Cash and cash equivalents
 at end of year                   $2,318,947   $ 6,253,950  $ 10,598,352
                                   =========    ==========    ==========



The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Partners III, L.P., (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Managing General Partners are Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are three Individual General Partners. The Individual General Partners and a representative from TFL constitute the Management Committee, which is responsible for the management and administration of the Partnership.

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling Units of limited partnership interest (Units) in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership's original contributed capital was $40,040,054, consisting of $40,000,000 from Limited Partners for 160,000 Units and $40,054 from General Partners. The General Partners do not own any Units. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized the Partnership's Management Committee to extend the Partnership for up to two one-year additional terms.

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

At December 31, 2002 and 2001, the investment portfolio included investments totaling $1,991,752 and $3,211,993, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $261,252 and $4,419,116 at December 31, 2002 and 2001, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in fair value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized loss from investment write-offs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.


Notes Receivable
----------------

The fair value of notes receivable is determined in good faith by the Managing General Partners under the direction of the Management Committee. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for the notes and accrued interest on the valuation date. The values determined for the Partnership's notes receivable are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value. When the Managing General Partners' assessment of fair value indicates that future collectibility of interest or principal is in doubt, notes are placed on non-accrual status.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Net Decrease in Partners' Capital Resulting from Operations Per Unit
--------------------------------------------------------------------

Net decrease in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 160,000 for the years ended December 31, 2002, 2001 and 2000, into the total net decrease in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2002 and 2001, was $16,102,424 and $13,844,276, respectively. At December
31, 2002 and 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation              $    264,350    $ 4,117,797
Unrealized depreciation               (11,481,996)    (7,193,661)
                                       ----------     ----------
Net unrealized depreciation          $(11,217,646)   $(3,075,864)
                                       ==========     ==========

New Accounting Pronouncement
----------------------------

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities occurring after December 31, 2002.


2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2002, 2001 and 2000 were as follows:

                                       For the Years Ended December 31,
                                     -----------------------------------
                                      2002          2001           2000
                                     ------        ------         ------
Management fees                   $  152,636      $172,640    $  371,865
Individual General
 Partners' compensation               64,500        64,545        46,129
Reimbursable operating expenses:
  Administrative and investor
   services                        1,301,051       581,337       421,358
  Investment operations              236,917       158,640     1,404,299
  Computer services                  134,144       152,104       135,065

Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $10,745 and $13,008 and were included in due to related parties at December 31, 2002 and 2001, respectively.

As compensation for their services, each of the Individual General Partners receives $14,000 annually plus $1,500 for attendance at each meeting of the Management Committee or committee thereof. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee. The Individual General Partners each own eight Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. Amounts due to related parties for such expenses totaled $36,866 and $36,703 at December 31, 2002 and 2001, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2002 the Managing General Partners billed the Partnership $63,389, $10,460 and $7,845 for operating expenses incurred during 2001, 2000 and prior years, respectively. In 2000, the Managing General Partners billed the Partnership an additional $945,414 for investment management expenses of prior years that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been billed in the years in which they were incurred, the investment expenses for 2002, 2001 and 2000 would have been $2,061,581, $1,761,284 and
$1,891,009, respectively.

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $272,793. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. and White Electronic Designs Corporation options with a fair value of $28,875.


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

Marketable Equity Securities
----------------------------

At December 31, 2002 and 2001, marketable equity securities had aggregate costs of $3,724,761 and $3,296,350, respectively, and aggregate fair values of $2,226,470 and $2,127,440, respectively. The net unrealized losses at December 31, 2001 and 2000, included gross gains of $75,249 and $283,368, respectively.

Restricted Securities
---------------------

At December 31, 2002 and 2001, restricted securities had aggregate costs of $11,216,937 and $10,038,302, respectively, and aggregate fair values of $2,655,700 and $8,428,044, respectively, representing 33.2 percent and 50.0 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write offs of equity investments during 2002 are as follows:

Acusphere, Inc.
---------------

In June 2002, the Partnership purchased 237,022 shares of Series J Preferred stock of the company for $334,201.

American OBGYN, Inc.
--------------------

The company filed for bankruptcy in February 2002. The Managing General Partners believe there will be no proceeds from liquidation and in December 2002 the Partnership wrote off its entire investment in the company, realizing a loss of $1,226,202.

CellzDirect, Inc.
-----------------

In August 2002, the Partnership purchased 970,761 Series B preferred shares of the company for $375,000.

KeyEye Communications, Inc.
---------------------------

In December 2002, the Partnership purchased 3,142,856 Common shares of the company for $550,000.

LifeCell Corporation
--------------------

In the second quarter of 2002, the Partnership purchased 200,000 Common shares of the company for $602,762.

Matrix Pharmaceutical, Inc.
---------------------------

In January 2002, the Partnership sold its entire investment in the company for proceeds of $640,807 and realized a gain of $381,978.

Pharmadigm, Inc.
----------------

In May 2002, the Partnership acquired 225,000 shares of Series F Preferred stock of the company for $225,000.

Vencore Solutions, LLC
----------------------

In September 2002, the Partnership acquired 625,000 Series A Units of the Limited Liability Company for $625,000. In addition, a warrant for 62,500 Series A Units was issued.


WorldRes.com, Inc.
------------------

In April 2002, the Partnership issued a convertible note for $284,500 to the company with an interest rate equal to prime plus 4 percent. The note and accrued interest are due in April 2003.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received stock distributions of Natus Medical, Inc. and Virage, Inc. with fair values totaling $87,499, all of which were recorded as realized gains. The Partnership also recorded as realized gains cash distributions of $46,385.

In the year ended December 31, 2002, the Partnership recorded a $394,239 decrease in fair value primarily as a result of the above distributions and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.


5.  Net (Increase) Decrease in Unrealized Depreciation of Equity
    -------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Net (increase) decrease in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                          For the Years Ended December 31,
                                         ----------------------------------
                                           2002          2001        2000
                                          ------        ------      ------
Unrealized depreciation
 from cost of
 marketable equity securities       $ (1,498,291) $(1,168,910) $  (754,361)


Unrealized depreciation
 from cost of
 non-marketable equity securities     (8,561,237)  (1,610,258)  (3,071,244)
                                      ----------    ---------   ----------
Unrealized depreciation
 from cost at end
 of year                            $(10,059,528)  (2,779,168)  (3,825,605)

Unrealized (depreciation)
 appreciation from cost
 at beginning of year                 (2,779,168)  (3,825,605)  16,447,825
                                      ----------    ---------   ----------
Net (increase) decrease in
 unrealized depreciation of
 equity investments                 $ (7,280,360)  $1,046,437 $(20,273,430)
                                      ==========    =========   ==========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               2002            2001
                                              ------          ------
Balance, beginning of year                $  212,928        $  9,779

Notes receivable issued                           --         500,000
Notes receivable written off              (5,086,806)             --
Repayments of notes receivable              (250,000)           (333)
Change in accrued interest                   (16,197)         17,352
Net decrease (increase) in unrealized
 depreciation of notes receivable          5,142,683        (313,870)
                                           ---------         -------
Balance, end of year                      $    2,608        $212,928
                                           =========         =======

The interest rate on notes receivable at December 31, 2002, was 16 percent. All notes and accrued interest are due in 2004.

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

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2002 and 2001, consisted of:

                                          2002                 2001
                                         ------               ------
Demand accounts                      $   42,153           $  573,206
Money-market accounts                 2,276,794            5,680,744
                                      ---------            ---------
  Total                              $2,318,947           $6,253,950
                                      =========            =========

8.  Short-Term Borrowings
    ---------------------

In December 2000, the Partnership borrowed $3,000,000 from a commercial financial institution. The Partnership pledged $3,000,000 in cash as collateral for the note. The note and accrued interest were repaid on March 31, 2001. Interest expense totaled $73,404.

9.  Distributions
    -------------

There were no distributions in 2002 or 2001. In the first quarter of 2000, a tax distribution was declared and paid to the General Partners totaling $1,238,366. In the second quarter of 2000, a tax distribution was declared and paid to the General Partners totaling $1,624,562.

10. Commitments and Contingencies
    -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At December 31, 2002, there were no such unfunded commitments.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute of the legal fee has arisen. The Partnership received $774,298 on February 13, 2003, which represents its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. Legal counsel for the Partnership is actively seeking to resolve the fee dispute and recover the remaining settlement proceeds for the Partnership. The Partnership is unable to determine the amount of remaining settlement proceeds or disputed legal fees as of December 31, 2002.

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



11. Financial Highlights
    --------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2002           2001          2000
                                     ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                  $84.34        $88.79       $183.78

Loss from investment
 operations:
  Net investment loss                  (7.75)        (8.59)        (8.92)
  Net realized and unrealized
   (loss) gain on investments         (46.29)         5.23        (85.99)
                                       -----         -----        ------
  Total from investment operations    (54.05)        (3.36)       (94.91)
                                       -----         -----        ------
Net asset value, end of period        $30.29        $85.43       $ 88.87
                                       =====         =====        ======


Total Return                          (64.08)%       (3.79)%      (51.64)%

Ratios to average net assets:

 Net investment loss                  (13.53)%      (9.86)%       (6.54)%

 Expenses                              23.37%       12.18%        12.96%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of December 31, 2002, the General Partners have a negative capital balance of $3,282,199. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners





Date:  March 25, 2003    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President, Chief Executive Officer
                                      Chief Financial Officer and
                                      Chairman of Technology Funding Inc.
                                      and Managing General Partner of
                                      Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

 /s/Charles R. Kokesh         President, Chief       March 25, 2003
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.
                              CERTIFICATIONS
                              --------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify that:

1. I have reviewed this annual report on Form 10-K of Technology Funding Partners III, L.P.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003       By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Partners III, L.P.      12:55 PM     03/25/03
(a Delaware limited partnership)



Page 28 of 50
Technology Funding Partners III, L.P.
(a Delaware limited partnership)