Form 10-Q
period 2003-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2003-05-15
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12B-2 of the Act).            Yes    No X
                                                     ---   ---

No active market for the units of limited partnership interest ("Units") exists, and therefore the market value of such Units cannot be determined.

Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         March 31,      December 31,
                                           2003             2002
                                       -----------      ------------
ASSETS

Equity investments (cost of
 $14,747,484 and $14,941,698 for
 March 31, 2003, and December 31,
 2002, respectively)                   $ 4,713,492       $ 4,882,170
Notes receivable (cost of
 $13,514 and $13,045 for
 March 31, 2003, and December 31,
 2002, respectively)                         2,703             2,608
                                        ----------        ----------
     Total investments                   4,716,195         4,884,778

Cash and cash equivalents                2,463,999         2,318,947
Prepaid expenses                           248,363           262,841
Other receivable                           193,830           774,298
Other assets                                 1,532             3,265
                                        ----------        ----------
     Total assets                      $ 7,623,919       $ 8,244,129
                                        ==========        ==========



BALANCE SHEETS (unaudited) (continued)
--------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    60,663       $    65,445
Due to related parties                     188,405            47,611
Other liabilities                            1,977             1,977
                                        ----------        ----------
     Total liabilities                     251,045           115,033

Commitments and contingencies
         (See Note 7)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           10,662,634        11,411,295
 General Partners                       (3,289,760)       (3,282,199)
                                        ----------        ----------
     Total partners' capital             7,372,874         8,129,096
                                        ----------        ----------
     Total liabilities
      and partners' capital            $ 7,623,919       $ 8,244,129
                                        ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or      March 31, 2003       December 31, 2002
Industry                                Shares at   -----------------       -----------------
(1)                         Investment  March 31,    Cost       Fair        Cost        Fair
Company           Position     Date       2003       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
4.9% and 5.4% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     149,030     990,716     225,953
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     181,317   2,218,124     181,317
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $284,500    308,800      30,880     303,014      30,301
                                                   ---------   ---------   ---------   ---------
                                                   3,517,640     361,227   3,511,854     437,571
                                                   ---------   ---------   ---------   ---------
Environmental
-------------
0.0% and 0.0% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792           0      79,792           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099           0       4,099           0
                                                   ---------   ---------   ---------   ---------
                                                      83,891           0      83,891           0
                                                   ---------   ---------   ---------   ---------
High Tech/Financial
-------------------
3.7% and 3.4% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
VenCore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000     625,000     250,000

VenCore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001;
                   expiring
                   2007         2002       62,500          0      24,975           0      24,975
                                                  ----------  ----------  ----------  ----------
                                                     625,000     274,975     625,000     274,975
                                                  ----------  ----------  ----------  ----------
Information Technology
----------------------
4.8% and 4.5% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
KeyEye
 Communications,   Common
 Inc. (a)(b)       shares       2002    3,142,856    550,000     220,000     550,000     220,000
Virage, Inc.       Common
                   shares       2002        1,022      1,188         675       1,188         716
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
White Electronic   Common
 Designs           shares
 Corporation                    2000       19,125    120,095     129,668     120,095     146,306
                                                   ---------   ---------   ---------   ---------
                                                     671,283     350,343     671,283     367,022
                                                   ---------   ---------   ---------   ---------
Medical/Biotechnology
---------------------
46.1% and 41.8% at March 31, 2003, and December 31, 2002, respectively
----------------------------------------------------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2002      690,437  1,536,176      97,350   1,536,176      97,350
Applied Molecular  Common
Evolution, Inc.    shares       2001       16,713    224,623      46,295     224,623      34,262
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      24,397     382,875      31,093
CellzDirect,       Preferred
 Inc. (a)(b)       shares       2002      970,761    375,000      75,000     375,000      75,000
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      58,302      54,444      64,712
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252     603,840   1,416,252     261,252
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics        Common
 Corporation)(a)   shares       1993       15,528    125,000       1,630     125,000         854
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,336   1,427,247   1,866,336   1,658,690
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484      55,327      84,484      64,738


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       2002      771,143  1,170,039     308,457   1,170,039     308,457
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991           --         --          --     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     697,400   1,335,000     697,400
Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          98         195          98
                                                  ----------  ----------  ----------  ----------
                                                             8,570,424   3,395,343   8,770,424   3,399,906
                                                  ----------  ----------  ----------  ----------

Venture Capital Limited Partnership Investments
-----------------------------------------------
4.5% and 5.0% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     176,475
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842      49,541     652,842     120,633
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222      93,611


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505         250
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      11,727
                                                  ----------  ----------  ----------  ----------
                                                   1,279,246     331,604   1,279,246     402,696
                                                  ----------  ----------  ----------  ----------
Total equity investments 64.0% and 60.1% at
 March 31, 2003, and December 31, 2002,
 respectively                                     14,747,484   4,713,492  14,941,698   4,882,170
                                                  ----------  ----------  ----------  ----------

Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     13,514       2,703      13,045       2,608
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 0.0% and 0.0% at
 March 31, 2003, and December 31, 2002,
 respectively                                         13,514       2,703      13,045       2,608
                                                  ----------  ----------  ----------  ----------
Total investment 64.0% and 60.1% at
 March 31, 2003, and December 31, 2002
 respectively                                    $14,760,998 $ 4,716,195 $14,954,743 $ 4,884,778
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 03/31/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for a convertible note which includes accrued interest.  The interest rate on this note during the quarter ended
March 31, 2003, was 8.25 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                 For the Three Months Ended March 31,
                                 -----------------------------------
                                            2003       2002
                                          --------   ---------
Investment income:
 Notes receivable interest             $    6,255  $   15,914
 Short-term investment interest             5,536      22,343
                                          -------   ---------
    Total investment income                11,791      38,257

Investment expenses:
 Management fees                           20,610      42,563
 Individual General Partners'
  compensation                             15,000      12,879
 Administrative and investor services     552,355     485,396
 Investment operations                    163,255     126,249
 Professional fees                         84,188      39,094
 Computer services                         22,689      35,204
                                          -------   ---------
    Total investment expenses             858,097     741,385
                                          -------   ---------
Net investment loss                      (846,306)   (703,128)
                                          -------   ---------
 Net realized gain from sales
  of equity investments                        --     375,741
 Realized loss from write-off of
  equity investments                     (200,000)         --
 Realized gains from venture capital
  limited partnership investments          71,092      96,311
                                          -------   ---------
Net realized (loss) income               (128,908)    472,052
                                          -------   ---------
Decrease (increase) in unrealized
 depreciation:
  Equity investments                       25,536     308,766
  Notes receivable                           (374)    309,929
                                          -------   ---------
Net decrease (increase) in unrealized
 depreciation:                             25,162     618,695
                                          -------   ---------



STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

Other income                              193,830     666,667
                                          -------   ---------
Net (decrease) increase in
 partners' capital resulting
 from operations                        $(756,222) $1,054 286
                                          =======   =========


Net decrease in partners' capital
 resulting from operations per Unit     $   (4.68) $    (0.61)
                                          =======   =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                              2003           2002
                                           ---------       ---------
Net (decrease) increase in partners'
 capital resulting from operations        $ (756,222)     $1,054,286

Adjustments to reconcile net (decrease)
 increase in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net realized gain from sales of
   equity investments                             --        (375,741)
  Realized gains from venture capital
   limited partnership investments           (71,092)        (96,311)
  Realized loss from write-off of
   equity investments                        200,000              --
  Net decrease in unrealized
   depreciation of equity investments        (25,536)       (308,766)
  Net increase (decrease) in unrealized
   depreciation of notes receivable              374        (309,929)
  Decrease in prepaid expenses                14,478              --
  Decrease (increase) in other
   receivables                               580,468        (666,667)
  Increase in accrued interest on notes
   receivable                                 (6,255)        (15,914)
  Decrease in accounts payable
   and accrued expenses                       (4,782)        (37,904)
  Increase (decrease) in due to
   related parties                           140,794         (12,728)
  Other changes, net                           1,733           2,327
                                           ---------       ---------
  Net cash provided (used) by
   operating activities                       73,960        (767,347)
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                              --         644,775
 Distribution from venture capital
  limited partnership investments             71,092          10,000
                                           ---------       ---------
 Net cash provided by investing
  activities                                  71,092         654,775
                                           ---------       ---------

Net increase (decrease) in cash and
 cash equivalents                            145,052        (112,572)

Cash and cash equivalents at beginning
 of year                                   2,318,947       6,253,950
                                           ---------       ---------
Cash and cash equivalents
 at March 31                              $2,463,999      $6,141,378
                                           =========       =========
















The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.
The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2003, and December 31, 2002, was $15,908,678 and $16,102,424, respectively. At March 31, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:


                                        March 31,    December 31,
                                          2003          2002
                                      ------------   ------------
Unrealized appreciation              $    166,204   $    264,350
Unrealized depreciation               (11,358,684)   (11,481 996)
                                       ----------     ----------
Net unrealized depreciation          $(11,192,480)  $(11,217,646)
                                       ==========     ==========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 2003 and 2002, were as follows:

                                            2003              2002
                                         ---------          --------
Management fees                          $ 20,610          $ 42,563
Individual General Partners'
 compensation                              15,000            12,879
Reimbursable operating expenses           787,115           584,228


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $187,521 due to related parties for such expenses at March 31, 2003, compared to $36,866 due to related parties at December 31, 2002. Included in due to related parties are reimbursable legal fees of $63,917 due to an affiliated partnership for legal expenses associated with the Kanematsu legal proceeding. See Note 7.

Management fees due from the Managing General Partners were $884 at March 31, 2003. An overpayment of management fees by the Partnership during the three months ended March 31, 2003, was reimbursed by the Managing General Partners in April 2003. At December 31, 2002, management fees of $10,745 were due to the Managing General Partners. These were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., non-transferable Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $38,090.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $272,793. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2003, the Partnership has recognized expense of $24,430. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $3,724,761, and aggregate fair values of $1,890,941 and $2,226,470, respectively. The net unrealized losses at March 31, 2003, and December 31, 2002, included gross gains of $13,431 and $75,249, respectively.

Restricted Securities
---------------------

At March 31, 2003, and December 31, 2002, restricted securities had aggregate costs of $11,022,723 and $11,216,937, respectively, and aggregate fair values of $2,822,551 and $2,655,700, respectively, representing 38.3 percent and 33.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2003, are as follows:

Pherin Pharmaceuticals, Inc.
---------------------------

The Partnership wrote off its entire investment of $200,000 as of March 31, 2003, after Pherin Pharmaceuticals, Inc. ceased domestic operations. The Partnership is not expecting any return on its investment.


Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received a cash distribution of $71,092 which was recorded as a realized gain. The Partnership recorded a $71,092 decrease in fair value primarily as a result of the above distribution.


Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

Subsequent Events
-----------------

The Partnership funded convertible secured loans of $230,129 and $422,776 to Acusphere, Inc. and Sanarus Medical, Inc., respectively, during April 2003. These amounts were included in unfunded equity commitments at March 31, 2003. See Note 7.

5.     Notes Receivable
       ----------------

Activity from January 1 through March 31 consisted of:

                                           2003          2002
                                        ---------      --------
Balance at January 1                        $2,608     $212,928

Change in interest receivable                  469       15,914
Net (increase) decrease in unrealized
 depreciation of notes receivable             (374)     309,929
                                             -----      -------
Balance at March 31                         $2,703     $538,771
                                             =====      =======

The interest rate on the note receivable at March 31, 2003, was 16 percent. The note is due in 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2003, and December 31, 2002, consisted of:

                                           2003           2002
                                        ---------      ---------
Demand accounts                        $   91,858     $   42,153
Money-market accounts                   2,372,141      2,276,794
                                        ---------      ---------
                                       $2,463,999     $2,318,947
                                        =========      =========

7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2003, there were unfunded commitments of $742,500.

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. The Partnership received $774,298 on February 13, 2003, which represented its proportionate share of the settlement, less disputed legal fees, plus accrued interest. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted $193,830, the remaining amount of the award to the Partnership. The fee dispute has not been resolved. Pursuant to the orginal agreement between the Partnership, the affiliated partnerships and the co-investor, the Partnership is obligated to reimburse an affiliated partnership for its share of the total legal expenses incurred. This liability of $63,917 is included in due to related parties.

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



8.     Financial Highlights
       --------------------

                                   For The Three Months Ended March 31,
                                   ------------------------------------
                                               2003          2002
                                              ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                          $30.20        $99.83

Loss from investment
 operations:
  Net investment loss                          (4.04)           --
  Net realized and unrealized
   loss on investments                         (0.64)        (0.61)
                                               -----         -----
  Total from investment operations             (4.68)        (0.61)
                                               -----         -----
Net asset value, end of period                $25.52        $99.22
                                               =====         =====


Total Return                                  (15.49)%       (0.61)%

Ratios to average net assets:

 Net investment loss                          (14.49)%          -- %

 Expenses                                      19.25%         4.66%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of March 31, 2003 and 2002, the General Partners have a negative capital balance of $3,289,760 and $2,042,887. Upon liquidation, the General Parnters would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in
Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2002. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2003, net cash provided by operating activities totaled $73,960. The Partnership paid management fees of $32,239 to the Managing General Partners and reimbursed related parties for investment expenses of $620,214. In addition, $15,000 was paid to the Individual General Partners as compensation for their services. Interest income and other income of $5,536 and $774,298 was received, respectively. Other investment expenses of $38,421 were paid.

During the three months ended March 31, 2003, the Partnership funded no equity investments and issued no notes receivable. At March 31, 2003, the Partnership had unfunded commitments of $742,500.

Cash and cash equivalents at March 31, 2003, were $2,463,999. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $756,222 for the three months ended March 31, 2003, as compared to a net increase in partners' capital resulting from operations of $1,054,286 for the three months ended March 31, 2002.

Other income of $193,830 and $666,667 was recognized during the quarters ended March 31, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 7.

Net unrealized depreciation on equity investments was $10,033,992 and $10,059,528 at March 31, 2003, and December 31, 2002, respectively. During the quarter ended March 31, 2003, the net decrease in unrealized depreciation of equity investments of $25,536 was primarily the result of an increase in the publicly traded market price of Endocare, Inc. and the write-off Pherin Pharmaceuticals, Inc., partially offset by decreases in the publicly traded market prices of companies in the medical and communication industries. During the quarter ended March 31, 2002, the net decrease in unrealized depreciation of equity investments of $308,766 was primarily attributable to increases in the publicly traded market prices of iVillage, Inc., Endocare, Inc. and LifeCell Corporation, partially offset by decreases in the fair value of portfolio companies in the medical/biotechnology industry.

Net unrealized depreciation on notes receivable was $10,811 and $10,437 at March 31, 2003, and December 31, 2002, respectively. During the quarter ended March 31, 2003, the net increase in unrealized depreciation of notes receivable was $374. During the quarter ended March 31, 2002, the net decrease in unrealized depreciation of notes receivable of $309,929 was primarily attributable to an increase in the fair value of notes issued to Thermatrix Inc.

During the quarter ended March 31, 2003, the Partnership wrote off its investment of $200,000 in Pherin Pharmaceuticals, Inc. During the same period in 2002, there were no write-offs.

Net realized gain from sales of equity investments was $0 and $375,741 for the quarters ended March 31, 2003 and 2002, respectively. The gain in 2002 resulted from the sales of Matrix Pharmaceutical, Inc. common shares.

Investment expenses were $858,097 for the quarter ended March 31, 2003, compared to $741,385 for the same period in 2002. The increase was primarily due to increased professional fees and investment monitoring and administrative services, partially offset by decreased management fees.

During the quarter ended March 31, 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $71,092. During the same period in 2002, there were gains of $96,311. The gains represented distributions from profits of venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Item 3.   Procedures and Controls

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

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners III, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation other than changes needed to maintain adequate separation of duties and responsibilities of personnel in the ordinary course of business, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Date:  May 15, 2003    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited



II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the quarter ended March 31, 2003. Pursuant to Article 6 of the Partnership Agreement for Technology Funding Partners III, An Aggressive Growth Fund, L.P., the Partnership Agreement had been amended. The corrected Amended and Restated Limited Partnership Agreement is included in the 8-K filed on January 8, 2003.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 15, 2003        By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited

                             CERTIFICATION
                             -------------

In connection with the Technology Funding Partners III, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:  May 15, 2003    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited