Form 10-Q
period 2003-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2003-08-13
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2003

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

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         June 30,       December 31,
                                           2003             2002
                                       -----------      ------------
ASSETS

Equity investments (cost of
 $15,477,516 and $14,941,698 for
 June 30, 2003, and December 31,
 2002, respectively)                   $ 7,351,915       $ 4,882,170
Notes receivable (cost of
 $13,420 and $13,045 for
 June 30, 2003, and December 31,
 2002, respectively)                         2,684             2,608
                                        ----------        ----------
     Total investments                   7,354,599         4,884,778

Cash and cash equivalents                1,133,516         2,318,947
Prepaid expenses                           233,885           262,841
Other receivable                           325,835           774,298
Other assets                                    --             3,265
                                        ----------        ----------
     Total assets                      $ 9,047,835       $ 8,244,129
                                        ==========        ==========



BALANCE SHEETS (unaudited) (continued)
--------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    58,125       $    65,445
Due to related parties                     101,111            47,611
Other liabilities                            4,263             1,977
                                        ----------        ----------
     Total liabilities                     163,499           115,033

Commitments and contingencies
         (See Note 8)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           11,415,254        11,411,295
 General Partners                       (2,530,918)       (3,282,199)
                                        ----------        ----------
     Total partners' capital             8,884,336         8,129,096
                                        ----------        ----------
     Total liabilities
      and partners' capital            $ 9,047,835       $ 8,244,129
                                        ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or     June 30, 2003         December 31, 2002
Industry                                Shares at   -----------------       -----------------
(1)                         Investment   June 30,    Cost       Fair        Cost        Fair
Company           Position     Date       2003       Basis      Value       Basis       Value
-------------     --------  ---------- ----------    -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
9.6% and 5.4% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     355,757     990,716     225,953
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     181,317   2,218,124     181,317
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $284,500    314,653     314,653     303,014      30,301
                                                   ---------   ---------   ---------   ---------
                                                   3,523,493     851,727   3,511,854     437,571
                                                   ---------   ---------   ---------   ---------
Environmental
-------------
0.0% and 0.0% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792           0      79,792           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099           0       4,099           0
                                                   ---------   ---------   ---------   ---------
                                                      83,891           0      83,891           0
                                                   ---------   ---------   ---------   ---------
High Tech/Financial
-------------------
3.1% and 3.4% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
VenCore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000     625,000     250,000

VenCore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001;
                   expiring
                   2007         2002       62,500          0      24,975           0      24,975
                                                  ----------  ----------  ----------  ----------
                                                     625,000     274,975     625,000     274,975
                                                  ----------  ----------  ----------  ----------
Information Technology
----------------------
4.8% and 4.5% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
KeyEye
 Communications,   Common
 Inc. (a)(b)       shares       2002    3,142,856    550,000     220,000     550,000     220,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Virage, Inc.       Common
                   shares       2002        1,022      1,188         859       1,188         716
White Electronic   Common
 Designs           shares
 Corporation                    2000       19,125    120,095     201,769     120,095     146,306
                                                   ---------   ---------   ---------   ---------
                                                     671,283     422,628     671,283     367,022
                                                   ---------   ---------   ---------   ---------
Medical/Biotechnology
---------------------
61.6% and 41.8% at June 30, 2003, and December 31, 2002, respectively
---------------------------------------------------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2002      690,437  1,536,176     486,758   1,536,176      97,350
Acusphere, Inc.    Convertible
 (a)               note (2)     2003     $292,110    296,712     148,352          --          --
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623      68,858     224,623      34,262
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      32,528     382,875      31,093
CellzDirect,       Preferred
 Inc. (a)(b)       shares       2002      970,761    375,000      75,000     375,000      75,000
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      90,420      54,444      64,712
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   1,010,504   1,416,252     261,252
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics        Common
 Corporation)(a)   shares       1993       15,528    125,000       1,398     125,000         854


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,336   2,810,406   1,866,336   1,658,690
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484      73,808      84,484      64,738
Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       2002      771,143  1,170,039     308,457   1,170,039     308,457
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991           --         --          --     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     278,960   1,335,000     697,400
Sanarus Medical,   Convertible
 Inc. (a) (b)      note         2003     $422,776    427,467      85,493          --          --
Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          39         195          98
                                                  ----------  ----------  ----------  ----------
                                                   9,294,603   5,470,981   8,770,424   3,399,906
                                                  ----------  ----------  ----------  ----------
Venture Capital Limited Partnership Investments
-----------------------------------------------
3.7% and 5.0% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     176,475


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842      49,541     652,842     120,633
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222      93,611
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505         250
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      11,727
                                                  ----------  ----------  ----------  ----------
                                                   1,279,246     331,604   1,279,246     402,696
                                                  ----------  ----------  ----------  ----------
Total equity investments - 86.7% and 60.1% at
 June 30, 2003, and December 31, 2002,
 respectively                                     15,477,516   7,351,915  14,941,698   4,882,170
                                                  ----------  ----------  ----------  ----------
Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     13,420       2,684      13,045       2,608
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 0.0% and 0.0% at
 June 30, 2003, and December 31, 2002,
 respectively                                         13,420       2,684      13,045       2,608
                                                  ----------  ----------  ----------  ----------
Total investment - 82.8% and 60.1% at
 June 30, 2003, and December 31, 2002
 respectively                                    $15,490,936 $ 7,354,599 $14,954,743 $ 4,884,778
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 06/30/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  The interest rate on these notes during the quarter ended June 30,
2003, ranged from 6 to 10 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                          For the Three Months             For the Six Months
                                             Ended June 30,                   Ended June 30,
                                          ---------------------           ---------------------
                                           2003           2002             2003           2002
                                          ------         ------           ------         ------
Investment income:
 Notes receivable interest             $   15,617  $     20,649        $   21,872   $    36,563
 Short-term investment interest             4,393        19,061             9,929        41,404
                                        ---------    ----------         ---------    ----------
    Total investment income                20,010        39,710            31,801        77,967

Investment expenses:
 Management fees                           19,062        42,563            39,672        85,126
 Individual General Partners'
  compensation                             15,000         8,121            30,000        21,000
 Administrative and investor services     276,860       410,161           829,215       895,557
 Investment operations                     55,581        36,444           218,836       162,693
 Professional fees                         30,955        41,121           115,143        80,215
 Computer services                         23,556        41,032            46,245        76,236
                                        ---------    ----------         ---------    ----------
    Total investment expenses             421,014       579,442         1,279,111     1,320,827
                                        ---------    ----------         ---------    ----------
Net investment loss                      (401,004)     (539,732)       (1,247,310)   (1,242,860)
                                        ---------    ----------         ---------    ----------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------
Net realized gain from sales
 of equity investments                         --            --                --       375,741
Realized loss from write-off of
 equity investments                            --            --          (200,000)           --
Realized gains from venture capital
 limited partnership investments            4,000        16,247            75,092       112,558
Realized loss from write-off of note
 receivable                                    --      (250,000)               --      (250,000)
                                        ---------    ----------         ---------    ----------
Net realized income (loss)                  4,000      (233,753)         (124,908)      238,299
                                        ---------    ----------         ---------    ----------

Decrease (increase) in unrealized
 depreciation:
  Equity investments                    1,908,391    (3,198,648)        1,933,927    (2,889,882)
  Notes receivable                             75            91              (299)      310,020
                                        ---------    ----------         ---------    ----------
Net decrease (increase) in
 unrealized depreciation                1,908,466    (3,198,557)        1,933,628    (2,579,862)
                                        ---------    ----------         ---------    ----------

Other income                                   --            --           193,830       666,667
                                        ---------     ---------         ---------    ----------
Net increase (decrease) in
 partners' capital resulting
 from operations                       $1,511,462  $ (3,972,042)      $   755,240   $(2,917,756)
                                        =========    ==========         =========    ==========
Net increase (decrease) in
 partners' capital resulting
 from operations per Unit              $     4.70  $     (17.44)       $      .02   $    (18.05)
                                        =========    ==========         =========    ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                              2003           2002
                                           ---------       ---------
Net increase (decrease) in partners'
 capital resulting from operations        $  755,240     $(2,917,756)

Adjustments to reconcile net increase
 (decrease) in partners' capital
 resulting from operations to net
 cash used by operating activities:
  Net realized gain from sales of
   equity investments                             --        (375,741)
  Realized gains from venture capital
   limited partnership investments           (75,092)       (112,558)
  Realized loss from write-off of
   equity investments                        200,000              --
  Realized loss from write-off of
   note receivable                                --         250,000
  Net (decrease) increase in unrealized
   depreciation of equity investments     (1,933,927)      2,889,882
  Net increase (decrease) in unrealized
   depreciation of notes receivable              299        (310,020)
  Decrease in prepaid expenses                28,956              --
  Decrease (increase) in other
   receivables                               448,463        (666,667)
  (Increase) decrease in accrued
   interest on notes receivable              (21,307)         10,446
  Decrease in accounts payable
   and accrued expenses                       (7,320)        (23,005)
  Increase (decrease) in due to
   related parties                            53,500         (23,264)
  Other changes, net                           5,551           2,514
                                           ---------       ---------
  Net cash used by
   operating activities                     (545,637)     (1,229,641)
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                              --         644,775
 Purchase of equity investments             (714,886)     (1,446,463)
 Repayment of notes receivable                    --         250,000
 Distribution from venture capital
  limited partnership investments             75,092          25,413
                                           ---------       ---------
 Net cash used by investing
  activities                                (639,794)       (526,275)
                                           ---------       ---------

Net decrease in cash and
 cash equivalents                         (1,185,431)     (1,755,916)

Cash and cash equivalents at beginning
 of year                                   2,318,947       6,253,950
                                           ---------       ---------
Cash and cash equivalents
 at June 30                               $1,133,516      $4,498,034
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2003, and December 31, 2002, was $16,964,452 and $16,102,424, respectively. At June 30, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                June 30, 2003    December 31, 2002
                                -------------    -----------------
Unrealized appreciation         $  1,260,225       $    264,350
Unrealized depreciation          (10,396,364)       (11,481 996)
                                  ----------         ----------
Net unrealized depreciation     $ (9,136,139)      $(11,217,646)
                                  ==========         ==========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 2003 and 2002, were as follows:

                                            2003              2002
                                         ---------          --------
Management fees                          $ 39,672        $   85,126
Individual General Partners'
 compensation                              30,000            21,000
Operating expenses reimbursed to
 related parties                        1,061,450         1,000,452


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $91,915 due to related parties for such expenses at June 30, 2003, compared to $36,866 due to related parties at December 31, 2002.

Management fees due to the Managing General Partners were $9,196 at June 30, 2003. At December 31, 2002, management fees of $10,745 were due to the Managing General Partners. These were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At June 30, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., non-transferable Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $61,120.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $272,793. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2003, the Partnership has recognized expense of $28,956. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $3,724,761, and aggregate fair values of $3,634,405 and $2,226,470, respectively. The net unrealized losses at June 30, 2003, and December 31, 2002, included gross gains of
$1,066,408 and $75,249, respectively.

Restricted Securities
---------------------

At June 30, 2003, and December 31, 2002, restricted securities had aggregate costs of $11,752,755 and $11,216,937, respectively, and aggregate fair values of $3,717,510 and $2,655,700, respectively, representing 41.8 percent and 33.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended June 30, 2003, are as follows:

Acusphere, Inc.
--------------
In April and June, 2003, the Partnership funded convertible secured notes of $230,129 and $61,981, respectively. Both notes bear interest at 10 percent.

Pherin Pharmaceuticals, Inc.
---------------------------

The Partnership wrote off its entire investment of $200,000 as of March 31, 2003, after Pherin Pharmaceuticals, Inc. ceased domestic operations. The Partnership is not expecting any return on its investment.

Sanarus Medical, Inc.
--------------------

During May, 2003, the Partnership funded convertible unsecured notes of $422,776 to Sanarus Medical, Inc. The note bears interest at 6 percent and matures in May 2004.

Venture Capital Limited Partnership Investments
-----------------------------------------------

During the six months ending June 30, 2003, the Partnership received cash distributions of $75,092 which were recorded as realized gains. The Partnership recorded a $71,092 decrease in fair value primarily as a result of the above distributions.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

5.     Notes Receivable
       ----------------

Activity from January 1 through June 30 consisted of:

                                             2003        2002
                                           --------    --------
Balance at January 1                        $2,608     $212,928

Repayments of notes receivable                  --     (250,000)
Write-off of notes receivable                   --     (250,000)
Change in interest receivable                  375      (16,652)
Net (increase) decrease in unrealized
 depreciation of notes receivable             (299)     310,020
                                             -----      -------
Balance at June 30                          $2,684     $  6,296
                                             =====      =======

The interest rate on the note receivable at June 30, 2003, was 16 percent. The note is due in 2004.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2003, and December 31, 2002, consisted of:

                                           2003           2002
                                        ---------      ---------
Demand accounts                        $  118,101     $   42,153
Money-market accounts                   1,015,415      2,276,794
                                        ---------      ---------
                                       $1,133,516     $2,318,947
                                        =========      =========

7.     Other Receivables
       -----------------

As of June 30, 2003, other receivables consists of an advance made to Dakota Heritage, LLC (DHL). On behalf of DHL, the Partnership had advanced $325,835 to Dakota Arms, Inc. (DAI), a wholly-owned subsidiary of DHL. An agreement is in place for the Partnership, an affiliated partnership and an outside party, to invest $700,000, $50,000 and $500,000, respectively, in DHL. This provides the Partnership and the affiliated partnership a 51% majority ownership in DHL which is expected to own 81% of DAI upon completion of the transaction. When the investment closes, the advance will be repaid.

8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2003, the Partnership had unfunded equity commitments of $374,165.

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



9.     Financial Highlights
       --------------------

                                      For The Six Months Ended June 30,
                                      ---------------------------------
                                              2003         2002
                                             ------       ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                         $39.69       $85.06

Loss from investment
 operations:
  Net investment loss                         (0.04)       (7.69)
  Net realized and unrealized gain
   (loss) on investments                       0.06       (10.36)
                                              -----        -----
  Total from investment operations             0.02       (18.05)
                                              -----        -----
Net asset value, end of period               $39.71       $67.01
                                              =====        =====


Total return                                  0.06%      (21.22)%

Ratios to average net assets:

 Net investment loss                         (0.10)%     (10.11)%

 Expenses                                    20.14%       10.86%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of June 30, 2003 and 2002, the General Partners have a negative capital balance of $2,530,918 and $3,224,026. Upon liquidation, the General Parnters would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


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

During the six months ended June 30, 2003, net cash used by operating activities totaled $545,637. The Partnership paid management fees of $45,876 to the Managing General Partners and reimbursed related parties for investment expenses of $1,001,746. In addition, $30,000 was paid to the Individual General Partners as compensation for their services. Interest income and other income of $10,494 and $774,298 was received, respectively. Other investment expenses of $252,807 were paid.

Cash and cash equivalents at June 30, 2003, were $1,113,516. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $1,511,462 for the quarter ended June 30, 2003, as compared to a net decrease in partners' capital resulting from operations of $3,972,042 for the quarter ended June 30, 2002.

Net unrealized depreciation on equity investments was $8,125,601 and $10,033,992 at June 30 and March 31, 2003, respectively. During the quarter ended June 30, 2003, the net decrease in unrealized depreciation of equity investments of $1,908,391 was attributable to increases in the publicly traded market prices of companies in the medical and communication industries, partially offset by a decrease in the fair value of a privately held portfolio company in the medical industry. During the quarter ended June 30, 2002, the net decrease in unrealized depreciation of equity investments of $3,198,648 was primarily attributable to a decrease in the publicly traded price of Endocare, Inc., along with decreases in the fair values of private portfolio companies in the medical/biotechnology and communications industries.

During the quarter ended June 30, 2002, realized loss from the write-off of notes receivable totaled $250,000 and related to notes receivable from Thermatrix Inc. which were partially repaid and the remainder written off. There were no amounts written off in the corresponding quarter of 2003.

Investment expenses were $421,014 for the quarter ended June 30, 2003, compared to $579,442 for the same period in 2002. The decrease was primarily due to decreased professional fees, management fees and investment monitoring and administrative services.

During the quarter ended June 30, 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $4,000. During the same period in 2002, there were gains of $16,247. The gains represented distributions from profits of venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the
--------------------------------------------------------------
preceding year
--------------

Net increase in partners' capital resulting from operations was $755,240 for the six months ended June 30, 2003, as compared to a net decrease in partners' capital resulting from operations of $2,917,756 for the six months ended June 30, 2002.

Net unrealized depreciation on equity investments was $8,125,601 and $10,059,528 at June 30, 2003 and December 31, 2002, respectively. During the six months ended June 30, 2003, the net decrease in unrealized depreciation of equity investments of $1,933,927 was primarily the result of increases in the publicly traded market price of companies in the medical and communication industries, partially offset by a decrease in the fair value of a private portfolio company in the medical industry. During the six months ended June 30, 2002, the net decrease in unrealized depreciation of equity investments of $2,889,882 was primarily attributable to a decrease in the publicly traded price of Endocare, Inc., along with decreases in the fair values of private portfolio companies in the medical/biotechnology and communications industries.

Other income of $193,830 and $666,667 was recognized during the six months ended June 30, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 8.

Net realized gain from sales of equity investments was $0 and $375,741 for the six months ended June 30, 2003 and 2002, respectively. The gain in 2002 resulted from the sales of Matrix Pharmaceutical, Inc. common shares.

Net unrealized depreciation on notes receivable was $10,736 and $10,437 at June 30, 2003 and December 31, 2002, respectively. During the six months ended June 30, 2003, the net increase in unrealized depreciation of notes receivable was $299. During the six months ended June 30, 2002, the net decrease in unrealized depreciation of notes receivable of $310,020 was primarily due to the partial payment and subsequent write-off of notes receivable from Thermatrix Inc.

During the six months ended June 30, 2003, the Partnership wrote off its investment of $200,000 in Pherin Pharmaceuticals, Inc. During the same period in 2002, there were no write-offs.

Investment expenses were $1,279,111 for the six months ended June 30, 2003, compared to $1,320,827 for the same period in 2002. The decrease was primarily due to decreased management fees, partially offset by increased professional fees.

During the six months ended June 30, 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $75,092. During the same period in 2002, there were gains of $112,558. The gains represented distributions from profits of venture capital limited partnership investments.

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

Date:  August 11, 2003    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.



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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 11, 2003  By:         /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

                             CERTIFICATION
                             -------------

In connection with the Technology Funding Partners III, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:  August 11, 2003     By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.