Form 10-Q
period 2003-11-14
TECHNOLOGY FUNDING PARTNERS III L P
filed 2003-11-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

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

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,     December 31,
                                           2003              2002
                                       -------------     ------------
ASSETS

Equity investments (cost of
  $15,176,709 and $14,941,698 for
  September 30, 2003, and
  December 31, 2002, respectively)     $ 8,497,897       $ 4,882,170
Notes receivable (cost of
  $13,898 and $13,045 for
  September 30, 2003, and
  December 31, 2002, respectively)           2,780             2,608
                                        ----------        ----------
     Total investments                   8,500,677         4,884,778

Cash and cash equivalents                1,457,253         2,318,947
Prepaid expenses                           219,408           262,841
Other receivable                            11,045           774,298
Other assets                                    --             3,265
Due from related parties                     8,244                --
                                        ----------        ----------
     Total assets                      $10,196,627       $ 8,244,129
                                        ==========        ==========



BALANCE SHEETS (unaudited) (continued)
--------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    52,469       $    65,445
Due to related parties                          --            47,611
Other liabilities                            5,200             1,977
                                        ----------        ----------
     Total liabilities                      57,669           115,033

Commitments and contingencies
         (See Note 9)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)           11,504,223        11,411,295
 General Partners                       (1,365,265)       (3,282,199)
                                        ----------        ----------
     Total partners' capital            10,138,958         8,129,096
                                        ----------        ----------
     Total liabilities
      and partners' capital            $10,196,627       $ 8,244,129
                                        ==========        ==========




















The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                         Principal
                                         Amount or    September 30, 2003       December 31, 2002
Industry                                 Shares at    ------------------      -------------------
(1)                          Investment  September     Cost       Fair         Cost        Fair
Company           Position      Date     30, 2003      Basis      Value        Basis       Value
-------------     --------   ----------  ----------    -----      -----        -----       -----
Equity Investments
------------------

Communications
--------------
7.8% and 5.4% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     533,632     990,716     225,953
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     181,317   2,218,124     181,317
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $284,500          0           0     303,014      30,301
                                                   ---------   ---------   ---------   ---------
                                                   3,208,840     714,949   3,511,854     437,571
                                                   ---------   ---------   ---------   ---------
Environmental
-------------
0.0% and 0.0% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792           0      79,792           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099           0       4,099           0
                                                   ---------   ---------   ---------   ---------
                                                      83,891           0      83,891           0
                                                   ---------   ---------   ---------   ---------
High Tech/Financial
-------------------
3.0% and 3.4% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
VenCore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000     625,000     250,000

VenCore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001;
                   expiring
                   2007         2002       62,500          0      24,975           0      24,975
                                                  ----------  ----------  ----------  ----------
                                                     625,000     274,975     625,000     274,975
                                                  ----------  ----------  ----------  ----------
Information Technology
----------------------
4.7% and 4.5% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
KeyEye
 Communications,   Common
 Inc. (a)(b)       shares       2002    3,142,856    550,000     220,000     550,000     220,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Virage, Inc.       Common
                   shares       2002        1,022      1,188       1,104       1,188         716
White Electronic   Common
 Designs           shares
 Corporation                    2000       19,125    120,095     205,594     120,095     146,306
                                                   ---------   ---------   ---------   ---------
                                                     671,283     426,698     671,283     367,022
                                                   ---------   ---------   ---------   ---------
Medical/Biotechnology
---------------------
63.4% and 41.8% at September 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------------
Acusphere, Inc.    Preferred    1995-
 (a)               shares       2002           --         --          --   1,536,176      97,350
Acusphere, Inc.    Convertible
 (a)               note (2)     2003           --         --          --          --          --
Acusphere, Inc.    Common
                   Shares       2003      167,871  1,840,251   1,645,136          --          --
Applied Molecular  Common
 Evolution, Inc.   shares       2001       16,713    224,623     143,063     224,623      34,262
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875      38,288     382,875      31,093
CellzDirect,       Preferred
 Inc. (a)(b)       shares       2002      970,761    375,000     150,000     375,000      75,000
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      73,304      54,444      64,712
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252   1,022,829   1,416,252     261,252


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Hemoxymed, Inc.
 (formerly
 Molecular
 Geriatrics        Common
 Corporation)(a)   shares       1993       15,528    125,000       3,494     125,000         854
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,336   3,245,743   1,866,336   1,658,690
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484      73,013      84,484      64,738
Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       2002      771,143  1,170,039      38,557   1,170,039     308,457
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991           --         --          --     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001      807,508  1,335,000     278,960   1,335,000     697,400
Sanarus Medical,   Convertible
 Inc. (a) (b)      note         2003     $422,776    433,950      86,790          --          --
Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          39         195          98
                                                  ----------  ----------  ----------  ----------
                                                   9,308,449   6,799,216   8,770,424   3,399,906
                                                  ----------  ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
3.1% and 5.0% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     176,475
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842           0     652,842     120,633
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222      93,611
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        500         250         505         250
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      11,727
                                                  ----------  ----------  ----------  ----------
                                                   1,279,241     282,063   1,279,246     402,696
                                                  ----------  ----------  ----------  ----------
Total equity investments - 82.0% and 60.1% at
 September 30, 2003, and December 31, 2002,
 respectively                                     15,176,704   8,497,901  14,941,698   4,882,170
                                                  ----------  ----------  ----------  ----------



STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676     13,898       2,780      13,045       2,608
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 0.0% and 0.2% at
 September 30, 2003, and December 31, 2002,
 respectively                                         13,898       2,780      13,045       2,608
                                                  ----------  ----------  ----------  ----------
Total investment - 81.5% and 60.3% at
 September 30, 2003, and December 31, 2002
 respectively                                    $15,190,602 $ 8,500,681 $14,954,743 $ 4,884,778
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 09/30/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  The interest rate on these notes during the quarter ended
September 30, 2003, ranged from 6 to 10 percent.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                          For the Three Months            For the Nine Months
                                           Ended September 30,            Ended September 30,
                                          --------------------            --------------------
                                           2003          2002              2003          2002
                                          ------        ------            ------        ------
Investment income:
 Notes receivable interest            $   20,648   $     6,742        $   42,520   $    43,305
 Short-term investment interest            1,215        13,964            11,144        55,368
                                       ---------     ---------         ---------     ---------
    Total investment income               21,863        20,706            53,664        98,673

Investment expenses:
 Management fees                          22,983        35,270            62,655       120,396
 Individual General Partners'
  compensation                            15,000        10,500            45,000        31,500
 Administrative and investor services    225,092       197,521         1,054,307     1,093,078
 Investment operations                    55,611        41,196           274,447       203,889
 Professional fees                        23,038        17,107           138,181        97,322
 Computer services                        19,352        25,612            65,597       101,848
                                       ---------     ---------         ---------     ---------
    Total investment expenses            361,076       327,206         1,640,187     1,648,033
                                       ---------     ---------         ---------     ---------
Net investment loss                     (339,213)     (306,500)       (1,586,523)   (1,549,360)
                                       ---------     ---------         ---------     ---------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------
Net realized gain from sales
 of equity investments                        --            --                --       375,741
Realized loss from investment
 write-offs                                   --    (4,836,806)         (200,000)   (5,086,806)
Realized gains from venture capital
 limited partnership investments         139,408        18,390           214,500       130,948
Realized gain from recovery of
 investments previously written off           --       459,375                --       459,375
                                       ---------     ---------         ---------     ---------
Net realized income (loss)               139,408    (4,359,041)           14,500    (4,120,742)
                                       ---------     ---------         ---------     ---------

Decrease (increase) in unrealized
 depreciation:
  Equity investments                   1,446,789    (1,426,427)        3,380,716    (4,316,309)
  Notes receivable                          (382)    4,836,571              (681)    5,146,591
                                       ---------     ---------         ---------     ---------
Net decrease (increase) in
 unrealized depreciation               1,446,407     3,410,144         3,380,035       830,282
                                       ---------     ---------         ---------     ---------

Other income                               8,020            --           201,850       666,667
                                       ---------     ---------         ---------     ---------
Net increase (decrease) in
 partners' capital resulting
 from operations                      $1,254,622   $(1,255,397)       $2,009,862   $(4,173,153)
                                       =========     =========         =========     =========
Net increase (decrease) in
 partners' capital resulting
 from operations per Unit             $      .56   $     (7.77)       $      .58   $    (25.82)
                                       =========     =========         =========     =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                            -------------------------
                                              2003             2002
                                             ------           ------
Net increase (decrease) in partners'
 capital resulting from operations        $2,009,862     $(4,173,153)

Adjustments to reconcile net increase
 (decrease) in partners' capital
 resulting from operations to net
 cash used by operating activities:
  Net realized gain from sales of
   equity investments                             --        (375,741)
  Realized gains from venture capital
   limited partnership investments          (214,500)       (130,948)
  Realized gain from recovery of
   investments previously written off             --        (459,375)
  Realized loss from investment
   write-off                                 200,000       5,086,806
  Net (decrease) increase in unrealized
   depreciation of equity investments     (3,380,716)      4,316,309
  Net increase (decrease) in unrealized
   depreciation of notes receivable              681      (5,146,591)
  Decrease in prepaid expenses                43,433              --
  Decrease (increase) in other
   receivables                               763,253        (666,667)
  (Increase) decrease in accrued
   interest on notes receivable               (5,478)          3,704
  Decrease in accounts payable
   and accrued expenses                      (12,976)        (51,515)
  Decrease in due to
   related parties                           (55,855)        (24,340)
  Other changes, net                           6,488          (1,805)
                                           ---------       ---------
  Net cash used by
   operating activities                     (645,808)     (1,623,316)
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                              --         644,775
 Purchase of equity investments             (714,886)     (2,446,463)
 Purchase of secured notes receivable        284,500              --
 Proceeds from recovery on investments            --         459,375
 Repayment of notes receivable                    --         250,000
 Distribution from venture capital
  limited partnership investments            214,500          43,449
                                           ---------       ---------
 Net cash used by investing
  activities                                (215,886)     (1,048,864)
                                           ---------       ---------

Net decrease in cash and
 cash equivalents                           (861,694)     (2,672,180)

Cash and cash equivalents at beginning
 of year                                   2,318,947       6,253,950
                                           ---------       ---------
Cash and cash equivalents
 at September 30                          $1,457,253     $ 3,581,770
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2003, and December 31, 2002, was $16,331,803 and
$16,102,424, respectively. At September 30, 2003, and December 31, 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                September 30, 2003    December 31, 2002
                                ------------------    -----------------
Unrealized appreciation           $  1,833,614          $    264,350
Unrealized depreciation            (10,610,521)          (11,481 996)
                                   -----------            ----------
Net unrealized depreciation       $ (7,831,126)         $(11,217,646)
                                   ===========            ==========


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 2003 and 2002, were as follows:

                                            2003              2002
                                         ---------          --------
Management fees                       $    62,655        $  120,396
Individual General Partners'
 compensation                              45,000            31,500
Operating expenses reimbursed to
 related parties                        1,343,261         1,210,063


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $19,813 due to related parties for such expenses at September 30, 2003, compared to $36,866 due to related parties at December 31, 2002.

Management fees due to the Managing General Partners were $11,569 at September 30, 2003. At December 31, 2002, management fees of $10,745 were due to the Managing General Partners. These were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At September 30, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., non-transferable Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $39,214.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $272,793. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of September 30, 2003, the Partnership has recognized expense of $43,433. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2003, and December 31, 2002, marketable equity securities had aggregate costs of $3,724,761, and aggregate fair values of $4,313,741 and $2,226,470, respectively. The net unrealized losses at September 30, 2003, and December 31, 2002, included gross gains of $1,566,387 and $75,249, respectively.

Restricted Securities
---------------------

At September 30, 2003, and December 31, 2002, restricted securities had aggregate costs of $11,451,948 and $11,216,937, respectively, and aggregate fair values of $4,184,156 and $2,655,700, respectively, representing 41.3 percent and 33.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the nine months ended September 30, 2003, were as follows:

Acusphere, Inc.
--------------
In April and June of 2003, the Partnership funded convertible secured notes of $230,129 and $61,981, respectively. Both notes bear interest at 10 percent. See Note 5 for additional information on Acusphere.

Atherotech, Inc.
----------------

In September 2003, the Partnership guaranteed a $600,000 line of credit for Atherotech, Inc. by depositing that amount in a segregated bank account.

Pherin Pharmaceuticals, Inc.
---------------------------

The Partnership wrote off its entire investment of $200,000 as of March 31, 2003, after Pherin Pharmaceuticals, Inc. ceased domestic operations. The Partnership is not expecting any return on its investment.

Sanarus Medical, Inc.
--------------------

During May 2003, the Partnership funded a convertible unsecured note of $422,776 to Sanarus Medical, Inc. The note bears interest at 6 percent and matures in May 2004.

WorldRes.com, Inc.
------------------

During the third quarter of 2003, WorldRes.com, Inc. repaid a convertible note issued by the Partnership. The Partnership received $314,653, which includes accrued interest on the note.

Venture Capital Limited Partnership Investments
-----------------------------------------------

During the nine months ending September 30, 2003, the Partnership received cash distributions of $214,500 which were recorded as realized gains. The Partnership recorded a $120,637 decrease in fair value primarily as a result of the above distributions.

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


5.     Subsequent Events
       -----------------

On October 8, 2003, subsequent to the end of the third quarter, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, Acusphere shares were subject to a reverse split, which converted the Partnership's 690,437 Preferred shares into 167,871 common shares. The offering priced at $14 per share. The Partnership's Acusphere shares are subject to a 180-day lock-up period. The reverse stock split is reflected in the Statement of Investments as of September 30, 2003.

On October 17, 2003, subsequent to the end of the third quarter, the Partnership liquidated its entire investment in White Electronic Designs Corporation, selling 19,125 shares $12.0999 per share for total gross proceeds of $231,411 and a realized gain of $111,316.

6.     Notes Receivable
       ----------------

Activity from January 1 through September 30 consisted of:

                                             2003        2002
                                           --------    --------
Balance at January 1                        $2,608   $  212,928

Repayments of notes receivable                  --     (250,000)
Write-off of notes receivable and
 accrued interest                               --   (5,086,806)
Change in interest receivable                  853      (16,185)
Net (increase) decrease in unrealized
 depreciation of notes receivable             (681)   5,146,591
                                             -----    ---------
Balance at September 30                     $2,780   $    6,528
                                             =====    =========

The interest rate on the note receivable at September 30, 2003, was 16 percent. The note is due in 2004.


7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2003, and December 31, 2002, consisted of:

                                           2003           2002
                                        ---------      ---------
Demand accounts                        $  745,652     $   42,153
Money market accounts                     711,601      2,276,794
                                        ---------      ---------
                                       $1,457,253     $2,318,947
                                        =========      =========

8.     Other Receivables
       -----------------
At June 30, 2003, other receivables consisted of an advance made to Dakota Holdings, LLC (DHL) (formerly Dakota Heritage, LLC). On behalf of DHL, the Partnership had advanced $325,835 to Dakota Arms, Inc. (DAI), a wholly owned subsidiary of DHL. Originally, the Partnership, an affiliated partnership and an outside party planned to invest $700,000, $50,000 and $500,000, respectively, in DHL. Another affiliated partnership bought the Partnership's receivable in August 2003 and repaid the advance.

9.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2003, the Partnership had unfunded equity commitments of $0 and a line of credit guarantee of $600,000 in Atherotech, Inc.

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


10.    Financial Highlights
       --------------------

                                                   For The Nine Months
                                                   Ended September 30,
                                                   -------------------
                                                    2003         2002
                                                   ------       ------
(all amounts on a per Unit basis)
Net asset value, beginning of period               $54.25       $84.91

Loss from investment operations:
  Net investment loss                                   0       (5.46)
  Net realized and unrealized loss
   on investments                                    0.58       (20.36)
                                                    -----        -----
  Total from investment operations                   0.58       (25.82)
                                                    -----        -----
Net asset value, end of period                     $54.83       $59.09
                                                    =====        =====
Total return                                         1.07%      (30.41)%

Ratios to average net assets:
  Net investment loss                                   0%       (7.59)%
  Expenses                                          18.79%       14.31%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of September 30, 2003 and 2002, the General Partners have a negative capital balance of $1,365,265 and $3,236,581. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

During the nine months ended September 30, 2003, net cash used by operating activities totaled $645,808. The Partnership paid management fees of $61,831 to the Managing General Partners and reimbursed related parties for investment expenses of $1,399,940. In addition, $45,000 was paid to the Individual General Partners as compensation for their services. Interest income and other income of $48,186 and $976,148 was received, respectively. Other investment expenses of $163,371 were paid.

Cash and cash equivalents at September 30, 2003, were $1,457,253. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund
Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $1,254,622 for the quarter ended September 30, 2003, as compared to a net decrease in partners' capital resulting from operations of $1,255,397 for the quarter ended September 30, 2002.

Realized loss from investment write-offs totaled $4,836,806 during the quarter ended September 30,2002, and related to notes and interest receivable from Sutmyn Storage Corporation. There were no such write-offs during the same period in 2003.

Net unrealized depreciation on notes receivable was $11,118 and $6,529 at September 30, 2003 and September 30, 2002, respectively. During the quarter ended September 30, 2003, the net increase in unrealized depreciation of notes receivable was $681. During the quarter ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $4,836,571 was primarily due to the write-off of notes receivable from Sutmyn Storage Corporation.

Net unrealized depreciation on equity investments was $6,678,812 and $8,125,601 at September 30, 2003 and 2002, respectively. During the quarter ended September 30, 2003, the net decrease in unrealized depreciation of equity investments of $1,446,789 was primarily attributable to an increase in the publicly traded market price of a company in the medical industry. During the quarter ended September 30, 2002, the net increase in unrealized depreciation of equity investments of $1,426,427 was primarily attributable to a decrease in the publicly traded price of Endocare, Inc., along with decreases in the fair values of private portfolio companies in the medical/biotechnology and communications industries.

During the quarter ended September 30, 2002, the Partnership recovered $459,375 from Thermatrix Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain. During the same quarter in 2003, there were no recoveries.

Investment expenses were $361,076 for the quarter ended September 30, 2003, compared to $327,206 for the same period in 2002. The increase was primarily due to increased administrative services, investment monitoring and professional fees.

During the quarter ended September 30, 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $139,408. During the same period in 2002, there were gains of $18,390. The gains represented distributions from the Partnership's venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net increase in partners' capital resulting from operations was $2,009,862 for the nine months ended September 30, 2003, as compared to a net decrease in partners' capital resulting from operations of $4,173,153 for the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, the Partnership wrote off its investment of $200,000 in Pherin Pharmaceuticals, Inc. During the same period in 2002, realized loss from investment write-offs totaled $5,086,806. The fair value of notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,836,806 was reduced to zero during 2002. It had been determined by the Managing General Partners that there would be no recovery on the notes after the company ceased operations; therefore, the cost of these notes were written off. The Partnership wrote off a $250,000 investment in a note receivable from Thermatrix Inc. which was subsequently recovered and realized as a gain.

Net unrealized depreciation on equity investments was $6,678,812 and $10,059,528 at September 30, 2003 and December 31, 2002, respectively. During the nine months ended September 30, 2003, the net decrease in unrealized depreciation of equity investments of $3,380,716 was primarily the result of an increase in the publicly traded market price of a company in the medical industry. During the nine months ended September 30, 2002, the net increase in unrealized depreciation of equity investments of $4,316,309 was primarily attributable to a decrease in the publicly traded price of Endocare, Inc., along with decreases in the fair values of private portfolio companies in the medical/biotechnology and communications industries.

Other income of $201,850 and $666,667 was recognized during the nine months ended September 30, 2003 and 2002, respectively. This was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. See Note 9.

Net realized gain from sales of equity investments was $0 and $375,741 for the nine months ended September 30, 2003 and 2002, respectively. The gain in 2002 resulted from the sales of Matrix Pharmaceutical, Inc. common shares.

During the nine months ended September 30, 2002, the Partnership recovered $459,375 from Thermatrix Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain. During the same period in 2003, there were no recoveries.

Net unrealized depreciation on notes receivable was $11,118 and $10,437 at September 30, 2003 and December 31, 2002, respectively. During the nine months ended September 30, 2003, the net increase in unrealized depreciation of notes receivable was $681. During the nine months ended September 30, 2002, the net decrease in unrealized depreciation of notes receivable of $5,146,591 was primarily due to the write-off of notes receivable from Sutmyn Storage Corporation.

Investment expenses were $1,640,187 for the nine months ended September 30, 2003, compared to $1,648,033 for the same period in 2002. The decrease was primarily due to decreased management fees, partially offset by increased professional fees.

During the nine months ended September 30, 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $214,500. During the same period in 2002, there were gains of $130,948. The gains represented distributions from profits of venture capital limited partnership investments.

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

Date:  November 14, 2003  By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.



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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 14, 2003  By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

                             CERTIFICATION
                             -------------

In connection with the Technology Funding Partners III, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:  November 14, 2003     By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.