Form 10-K
TECHNOLOGY FUNDING PARTNERS III L P
filed 2004-03-17
CIK 808066

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ]
No active market for the Units of limited partnership interests (Units) exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the Registrant's Meeting of Limited Partners held on November 8, 2002, are incorporated by reference into Part III of this Form 10-K where indicated.

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

The Partnership was organized as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized additional one-year extensions to the term of the Partnership through December 31, 2006. At the March 12, 2004, meeting, the Independent General Partners approved an extension of the Partnership's term to December 31, 2006.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees.
The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

No matters were voted on by the Limited Partners in 2003.

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2003, there were 5,666 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                        ---------------------------------------------------------
                                        2003        2002          2001         2000          1999
                                       ------      ------        ------       ------        ------
Total investment income          $    56,905  $    115,953 $   309,810  $  1,158,257  $   110,361

Net investment loss               (1,956,877)   (2,027,322) (1,388,085)   (1,667,706)  (1,196,362)

Realized gain from
  venture capital limited
  partnership investments            291,672       133,884     324,536       587,735      135,893

Net realized gain (loss) from
  sales of equity investments        181,132       375,546   1,514,305    10,703,511     (883,446)

Realized loss from
  investment write-offs           (1,370,039)   (6,313,008) (1,727,140)   (2,392,941)          --

Realized gain from recovery of
  investments previously
  written off                             --       459,375          --            --           --

Net realized loss on foreign
 currency                                 --            --          --       (63,370)          --

Decrease (increase) in
 unrealized depreciation:

  Equity investments               4,646,626    (7,280,360)  1,046,437   (20,273,430)  16,105,208

  Notes receivable                    10,437     5,142,683    (313,870)   (4,839,250)          --

Other income                         212,860       774,298          --            --           --

Net increase (decrease) in
 partners' capital resulting
 from operations                   2,015,811    (8,734,904)   (543,817)  (17,945,451)  14,161,293


Item 6.  SELECTED FINANCIAL DATA (continued)
------   -----------------------------------

Net increase (decrease) in
 partners' capital resulting
 from operations per Unit (1)           1.06       (54.05)       (3.36)       (94.91)       68.39

Total assets                      10,268,968     8,224,129  17,025,262    20,832,769   38,293,191

Distributions declared                    --            --          --     2,862,928      283,627

Distributions declared
 per Unit (2)                             --            --          --            --           --


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

For the year ended December 31, 2003, net cash used by operating activities totaled $1,805,632. The Partnership paid management fees of $93,121 to the Managing General Partners and reimbursed related parties for operating expenses of $1,490,306. In addition, $60,000 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $227,027 were paid and had interest income of $64,822.

For the year ended December 31, 2003, the Partnership funded equity investments of $609,483, primarily to portfolio companies in the medical/biotechnology, high tech/financial and information technology industries. Proceeds from sales of equity investments totaled $535,440 and repayments of notes receivable provided cash of $0. The Partnership received $291,672 in cash distributions from venture capital limited partnership investments. At December 31, 2003, there were no unfunded commitments.

Cash and cash equivalents at December 31, 2003, were $730,944. At December 31. 2003, restricted cash was $600,000. Cash reserves, interest income on short-term investments and future proceeds from equity investments sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.


Results of Operations
---------------------

2003 compared to 2002
---------------------

The net increase in partners' capital resulting from operations was $2,015,811 in 2003 compared to a decrease of $8,734,904 in 2002.

Unrealized depreciation on equity investments was $4,646,626 and $10,059,528 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the net decrease in unrealized depreciation of equity investments of $4,706,626 was primarily attributable to an increase in the publicly traded prices of iVillage Inc. and Acusphere, Inc., partially offset by write-offs of Pherin Pharmaceuticals, Inc. and Pharmadigm, Inc. In 2002, the net increase in unrealized depreciation of equity investments of $7,280,360 was primarily attributable to a decrease in the publicly traded price of Endocare, Inc. and decreases in the fair values of portfolio companies in the medical/biotechnology and communications industries. The increase was partially offset by the write-off of American OBGYN, Inc. during 2002, which contributed a net decrease in unrealized depreciation of $1,013,059 as the depreciation was realized upon write-off.

During 2003, the Partnership recorded an increase in unrealized depreciation of notes receivable of $10,437, primarily related to the payment of notes receivable by Avalon Vision Solutions, Inc. During 2002, the Partnership recorded a decrease in unrealized depreciation of notes receivable of $5,142,683 primarily related to the write-off of loans made to Sutmyn Storage Corporation. Unrealized depreciation of notes receivable was $0 and $10,437 at December 31, 2003 and 2002, respectively.

During 2003, the Partnership recorded realized losses from investment write-offs of $1,370,039, which represents the Partnership's total investment in Pherin Pharmaceuticals, Inc. and Pharmadigm, Inc. During 2002, the Partnership recorded a realized loss from investment write-offs of $6,313,008, of which $4,836,805 represents the Partnership's total investment in Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000, and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. Remaining write-offs were related to the Partnership's total investment in American OBGYN, Inc. for $1,226,202, and loans of $250,000 to Thermatrix Inc. American OBGYN, Inc. filed for bankruptcy in February 2002, and the Managing General Partners determined there would be no proceeds from the liquidation.

During 2003, net realized gain from sales of equity investments was $181,132, primarily from gains on the sale of shares of Virage, Inc. and White Electronic Designs Corporation. During 2002, net realized gain from sales of equity investments totaled $375,546, primarily from the sale of Matrix Pharmaceutical, Inc. shares.

Other income was $218,860 for the year ended December 31, 2003.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

Investment expenses were $2,013,782 and $2,143,275 for 2003 and 2002, respectively. In 2002 the Managing General Partners billed the Partnership $63,389 and $18,305 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years the investment expenses for 2002 and 2001 would have been $2,061,581 and $1,761,284, respectively. The increase is primarily due to increased administrative and investor services fees.

During 2002, the Partnership recovered $459,375 from Thermatrix
Inc. for equity and note receivable investments previously written off. This was recorded as a realized gain. There was no such recovery in 2003.

Interest income was $56,905 and $115,953 for 2003 and 2002, respectively. The decrease was primarily the result of secured notes receivable being placed on non-accrual status.

During 2003, the Partnership recorded net realized gains from venture capital limited partnership investments of $291,672 compared to gains of $133,884 during 2002. The gains represented distributions from profits of venture capital limited partnerships.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

2002 compared to 2001
---------------------

The net decrease in partners' capital resulting from operations was $8,853,126 in 2002 compared to $543,817 in 2001.

Unrealized depreciation on equity investments was $10,059,528 and $2,779,168 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the net increase in unrealized depreciation of equity investments of $7,280,360 was primarily due to a decrease in the publicly traded price of Endocare, Inc. and decreases in the fair values of portfolio companies in the medical/biotechnology and communications industries. The increase was partially offset by the write-off of American OBGYN, Inc. during 2002, which contributed a net decrease in unrealized depreciation of $1,013,059 as the depreciation was realized upon write-off. In 2001, the net decrease in unrealized depreciation of equity investments of $1,046,437 was primarily attributable to favorable events and market conditions for portfolio companies in the medical/biotechnology and communications industries. Equity investments sold or written off during 2001 contributed a $1,009,933 net decrease in unrealized depreciation as the depreciation was realized upon sale or write-off.

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

During 2002, the Partnership recorded a realized loss from investment write-offs of $6,313,008, of which $4,836,805 represents the Partnership's total investment in Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000, and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. Remaining write-offs were related to the Partnership's total investment in American OBGYN, Inc. for $1,226,202, and loans of $250,000 to Thermatrix Inc. American OBGYN, Inc. filed for bankruptcy in February 2002, and the Managing General Partners believe there will be no proceeds from the liquidation. During 2001, the Partnership recorded realized losses from investment write-offs of $1,727,140, which represents the Partnership's total investment in Adesso Healthcare Technology Services Inc. Adesso ceased operations in the third quarter of 2001.

During 2002, net realized gain from sales of equity investments totaled $375,546, primarily due to gains on the sale of Matrix Pharmaceutical, Inc. shares. During 2001, net realized gain from sales of equity investments was $1,514,305, primarily from gains on the sale of shares of Photon Dynamics, Inc.

Other income was $774,298 for the year ended December 31, 2002.
In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

Investment expenses were $2,143,275 and $1,697,895 for 2002 and 2001, respectively. In 2002, the Managing General Partners billed the Partnership $63,389 and $18,305 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years, the investment expenses for 2002 and 2001 would have been $2,061,581 and $1,761,284, respectively. The increase is primarily due to increased administrative and investor services fees.

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

New Accounting Pronouncements
-----------------------------

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2003 and 2002. See Note 1 to the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position. The Partnership has provided additional disclosure with respect to a guarantee by the Partnership in Note 11 to the Financial Statements.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-4 (SOP 03-4), "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide 'Audits of Investment Companies' (the Guide) and AICPA Statement of Position 95-2 (SOP 95-2), 'Financial Reporting by Nonpublic Investment Partnerships.'" SOP 03-4 provides guidance on the application of certain provisions in the Accounting Guide and SOP 95-2 that are directed to the reporting by nonregistered investment partnerships of financial highlights and the schedule of investments. It amends certain provisions of the Guide and SOP 95-2 by adapting those provisions to nonregistered investment partnerships based on their differences in organizational structures from registered investment companies. SOP 03-4 is effective for annual financial statements issued for fiscal years ending after December 15, 2003. The adoption of SOP 03-4 did not have a material effect on the Partnership.

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



Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None

Item 9A. CONTROLS AND PROCEDURES
-------  -----------------------

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

Code of Ethics
--------------

The Partnership's Code of Ethics applies to the Independent General Partners as well as Technology Funding corporate officers and employees. The Independent General Partners review and approve the Code of Ethics on an annual basis. The Code of Ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on the Partnership's web site, www.techfunding.com. Any amendments to, or waivers from, any provision of the Code that applies to any of the Independent General Partners or executive officers will be disclosed on the web site..

Audit Committee
---------------

The Independent General Partners have established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole currently consists of all of the Independent General Partners for each Technology Funding partnership with John Muncaster acting as liaison with the Managing General Partners. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee of the Whole does not currently have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2003, the Partnership incurred management fees of $87,781. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $14,000 annually plus $1,500 for each attended meeting of the Management Committee and committees thereof. In 2003, $60,000 of such compensation was paid. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Fees Paid to Independent Public Accountants
-------------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $68,926 and $57,850 to its independent public accountants, Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2003 and 2002, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $14,409 and $6,500 to Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December 31, 2003 and 2002, respectively. These services included preparation of the Partnership's tax returns.

All Other Fees
--------------

The Partnership did not pay any fees to Grant Thornton LLP for services, other than the services referred to above, for the years ended December 31, 2003 and 2002, respectively.

Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

The Independent General Partners have established procedures for the pre-approval of auditing services and non-auditing services to be performed by the Partnership's independent public accountants. Such pre-approval can be given as part of the Independent General Partners' annual approval of the scope of the engagement of the independent public accountants or on an individual basis.
Approved non-auditing services must be disclosed in the Partnership's periodic public reports. The Independent General Partners pre-approved all of the non-audit services provided by the independent public accountants in 2003.


PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
              10-K

            (1)  Financial Statements - the following financial
                  statements are filed as a part of this Report:

                  Report of Independent Certified Public Accountants as
                   of and for the years ended December 31, 2003 and 2002
                  Report of Independent Public Accountants as of and for
                   the years ended December 31, 2001 and 2000
                  Balance Sheets as of December 31, 2003
                   and 2002
                  Statements of Investments as of
                   December 31, 2003 and 2002
                  Statements of Operations for the years
                   ended December 31, 2003, 2002 and 2001
                  Statements of Partners' Capital for the years
                   ended December 31, 2003, 2002 and 2001
                  Statements of Cash Flows for the years
                   ended December 31, 2003, 2002 and 2001
                  Notes to Financial Statements

            (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not
                   applicable or the required information is included in the financial statements or the notes thereto.

            (3)  Exhibits

                  14.1  Code of Ethics for the Registrant
                  31.1  Section 302 Sarbanes-Oxley Certifications
                  32.1  Section 906 Sarbanes-Oxley Certifications

        (b)  Reports on Form 8-K

             (1)  On January 8, 2003, the Partnership filed its
                   Amended and Restated Limited Partnership Agreement on Form 8-K.

             (2)  On December 17, 2003, the Partnership filed Form 8-K
                   pursuant to the SEC's Release No. 34-43069 regarding Commission Guidance on Mini-Tender Offers.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Partners of
     Technology Funding Partners III, L.P.:

We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Technology Funding Partners III, L.P. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2003 and 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our auditS provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 12, 2004

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

BALANCE SHEETS
--------------

                                                       December 31,
                                                ------------------------
                                                  2003            2002
                                                --------        --------
ASSETS

Equity investments (cost basis of
 $13,836,296 and $14,941,698 for 2003
 and 2002, respectively)                     $ 8,483,394      $4,882,170
Notes receivable, net (cost basis
 of $0 and $13,045 for 2003
 and 2002, respectively)                              --           2,608
                                              ----------       ---------
      Total investments                        8,483,394       4,884,778

Cash and cash equivalents                        730,944       2,318,947
Restricted cash                                  600,000              --
Prepaid expenses                                 204,932         262,841
Other receivable                                      --         774,298
Other assets                                      16,497           3,265
Due from related parties                         233,201              --
                                              ----------       ---------
      Total assets                            10,268,968      $8,244,129
                                              ==========       =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    62,084      $   65,445
Due to related parties                                --          47,611
Other liabilities                                 61,977           1,977
                                              ----------       ---------
      Total liabilities                          124,061         115,033

Commitments and contingencies
 See Note 10.

Partners' capital
 (160,000 Limited Partner Units
  outstanding)                                10,144,907       8,129,096
                                              ----------       ---------
      Total liabilities
       and partners' capital                 $10,268,968      $8,244,129
                                              ==========       =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or    December 31, 2003      December 31, 2002
Industry                                Shares at    -----------------      -----------------
(1)                         Investment December 31,  Cost       Fair        Cost        Fair
Company           Position     Date       2003       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
10.2% and 5.4% at December 31, 2003 and 2002, respectively
----------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2000      240,375    990,716     860,542     990,716     225,953
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     181,317   2,218,124     181,317
WorldRes.com, Inc. Convertible
 (a) (b)           note (2)     2002     $284,500          0           0     303,014      30,301
                                                   ---------   ---------   ---------   ---------
                                                   3,208,840   1,041,859   3,511,854     437,571
                                                   ---------   ---------   ---------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Environmental
-------------
0.0% and 0.0% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792           0      79,792           0
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099           0       4,099           0
                                                   ---------   ---------   ---------   ---------
                                                      83,891           0      83,891           0
                                                   ---------   ---------   ---------   ---------

High Tech/Financial
-------------------
2.7% and 3.4% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Vencore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000     625,000     250,000
Vencore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001
                   expiring
                   2007         2002       62,500          0      24,975           0      24,975
                                                  ----------  ----------  ----------  ----------
                                                     625,000     274,975     625,000     274,975
                                                  ----------  ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
2.2% and 4.5% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
KeyEye
 Communications,   Common
 Inc. (a)(b)       Shares       2002    3,142,856    550,000     220,000     550,000     220,000
Virage, Inc.       Common
                   Shares       2002            0          0           0       1,188         716
White Electronic
 Designs           Common
 Corporation       shares       2000            0          0           0     120,095     146,306
                                                   ---------   ---------   ---------   ---------
                                                     550,000     220,000     671,283     367,022
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
65.4% and 41.8% at December 31, 2003 and 2002, respectively
-----------------------------------------------------------
Acusphere, Inc.    Common
 (a)               shares       2003      167,871  1,840,250   1,105,426   1,536,176      97,350
Applied Molecular  Common
 Evolution, Inc.   shares       2001            0          0           0     224,623      34,262
Atherotech, Inc.   Preferred
                   share
                   warrant
                   at exercise
                   price $2.83;
                   expiring
                   2010         2003       42,418          0      48,000          --          --
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875       3,630     382,875      31,093
CellzDirect,       Preferred    2002-
 Inc. (a)(b)       shares       2003    1,397,896    540,000     216,000     375,000      75,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
CollaGenex
Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      75,895      54,444      64,712
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252     990,542   1,416,252     261,252
Applied
 NeuroSolutions, Inc.
 (formerly
 Hemoxymed,        Common
  Inc.) (a)        shares       1993       15,528    125,000       4,659     125,000         854
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,336   3,416,571   1,866,336   1,658,690
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484      67,983      84,484      64,738
Pharmadigm,        Preferred    1993-
 Inc. (a) (b)      shares       2002            0          0           0   1,170,039     308,457
Pherin
 Pharmaceuticals,  Preferred
 Inc. (a)          shares       1991            0          0           0     200,000     106,000
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001    1,461,159  1,779,483     735,713   1,335,000     697,400
Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          78         195          98
                                                  ----------  ----------  ----------  ----------
                                                   8,089,319   6,664,497   8,770,424   3,399,906
                                                  ----------  ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
2.8% and 5.0% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0           0           0           0
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     176,475
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842           0     652,842     120,633
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222      93,611
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505         250
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      11,727
                                                  ----------  ----------  ----------  ----------
                                                   1,279,246     282,063   1,279,246     402,696
                                                  ----------  ----------  ----------  ----------
Total equity investments - 83.2% and 60.1% at
 December 31, 2003 and 2002, respectively         13,836,296   8,483,394  14,941,698   4,882,170
                                                  ----------  ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Notes Receivable, Net
---------------------
Avalon Vision      Secured
 Solutions,        note, 16%,
 Inc.              due 2004     1999      $11,676          0           0      13,045       2,608
                                                  ----------  ----------  ----------  ----------
Total notes receivable - 0% and 0.2% at
 December 31, 2003 and 2002, respectively                  0           0      13,045       2,608
                                                  ----------  ----------  ----------  ----------
Total investment - 83.2% and 60.3% at
 December 31, 2003 and 2002, respectively        $13,836,296 $ 8,483,394 $14,954,743 $ 4,884,778
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/03 and 12/31/02.
(2) The Partnership has no income-producing equity investments.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                       For the Years Ended December 31,
                                      ----------------------------------
                                       2003          2002          2001
                                       ----          ----          ----
Investment income:
  Notes receivable interest        $   44,125    $   49,819   $    60,873
  Short-term investment interest       12,780        66,134       244,962
  Other operating income                   --            --         3,975
                                    ---------     ---------     ---------
      Total investment income          56,905       115,953       309,810

Investment expenses:
  Management fees                      87,781       152,636       172,640
  Individual General
   Partners' compensation              60,000        64,500        64,545
  Administrative and
   investor services                1,265,638     1,401,601       758,411
  Investment operations               357,264       255,646       179,822
  Computer services                    87,908       134,144       152,104
  Professional fees                   155,191       134,748       296,969
  Interest expense                         --            --        73,404
                                    ---------     ---------     ---------
      Total investment expenses     2,013,782     2,143,275     1,697,895
                                    ---------     ---------     ---------
Net investment loss                (1,956,877)   (2,027,322)   (1,388,085)
                                    ---------     ---------     ---------

Net realized gain from
  sales of equity investments         181,132       375,546     1,514,305
Realized gain from venture capital
  limited partnership investments     291,672       133,884       324,536
Realized loss from investment
  write-offs                       (1,370,039)   (6,313,008)   (1,727,140)
Realized gain from recovery of
  investments previously
  written off                              --       459,375            --
                                    ---------     ---------     ---------
Net realized (loss) income           (897,235)   (5,344,203)      111,701
                                    ---------     ---------     ---------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                      For the Years Ended December 31,
                                     ----------------------------------
                                       2003         2002          2001
                                       ----         ----          ----
Decrease (increase) in unrealized
 depreciation:
  Equity investments                4,646,626    (7,280,360)    1,046,437
  Notes receivable                     10,437     5,142,683      (313,870)
                                    ---------     ---------     ---------
Net decrease (increase) in
 unrealized depreciation            4,657,063    (2,137,677)      732,567
                                    ---------     ---------     ---------

Other income                          212,860       774,298            --
                                    ---------     ---------     ---------
Net increase (decrease) in
 partners' capital resulting
 from operations                   $2,015,811   $(8,734,904)   $ (543,817)
                                    =========     =========     =========
Net increase (decrease) in
 partners' capital resulting
 from operations per Unit          $     1.06   $    (54.05)   $    (3.36)
                                    =========     =========     =========






















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2003, 2002 and 2001:


                              Limited       General
                              Partners      Partners         Total
                              --------      --------         -----

Partners' capital,
  January 1, 2001           $20,597,228  $(3,189,411)   $17,407,817

Net investment loss          (1,374,205)     (13,880)    (1,388,085)
Net realized income             110,584        1,117        111,701
Net decrease in
 unrealized depreciation        725,242        7,325        732,567
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2001          20,058,849   (3,194,849)    16,864,000

Net investment loss          (2,007,049)     (20,273)    (2,027,322)
Net realized loss            (5,290,760)     (53,443)    (5,344,203)
Net increase in
 unrealized depreciation     (2,116,300)     (21,377)    (2,137,677)
Other income                    766,555        7,743        774,298
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2002          11,411,295   (3,282,199)     8,129,096

Net investment loss                  --   (1,956,877)    (1,956,877)
Net realized income (loss)       78,024     (975,259)      (897,235)
Net (increase) decrease in
 unrealized depreciation       (119,426)   4,776,489      4,657,063
Other Income                    210,731        2,129        212,860
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2003         $11,580,624  $(1,435,717)   $10,144,907
                             ==========    =========     ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2003           2002          2001
                                     ------         ------        ------
Net increase (decrease) in
 partners' capital resulting
 from operations                  $2,015,811   $(8,734,904)  $  (543,817)

Adjustments to reconcile net
 increase (decrease) in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net realized gain from sales
   of equity investments            (181,132)     (375,546)   (1,514,305)
  Realized gain from venture
   capital limited partnership
   investments                      (291,672)     (133,884)     (324,536)
  Realized loss from
   investment write-offs           1,370,039     6,313,008     1,727,140
  Realized gain from recovery
   of investments previously
   written off                            --      (459,375)           --
  Net (decrease) increase in
   unrealized depreciation:
    Equity investments            (4,646,626)    7,280,360    (1,046,437)
    Notes receivable                 (10,437)   (5,142,683)      313,870
  Amortization of prepaid
   Expenses                           57,909            --            --
  Decrease (increase) in accrued
   interest on notes receivable       37,119        (2,318)      (35,421)
  Decrease (increase) in other
   receivable, net                   774,298      (774,298)           --
  Increase in restricted cash       (600,000)           --            --
  Decrease (increase) in prepaid
   expenses                               --      (262,841)           --
  Increase in due from related
   Parties                          (233,201)           --            --
  (Decrease) increase in accounts
   payable and accrued expenses       (3,361)      (44,129)        5,862
  Decrease in due to related
   parties                           (47,611)       (2,100)     (267,693)
  Other changes, net                 (46,768)         (365)       22,083
                                   ---------     ---------    ----------
  Net cash used by operating
   activities                     (1,805,632)   (2,339,075)   (1,663,254)
                                   ---------     ---------    ----------


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2003           2002          2001
                                     ------         ------        ------
Cash flows from investing
 activities:
  Notes receivable issued                 --            --      (500,000)
  Purchase of equity investments    (609,483)   (2,996,463)   (1,809,683)
  Repayments of notes receivable          --       250,000           333
  Proceeds from recovery
   of investments previously
   written off                            --       459,375            --
  Proceeds from sales of equity
   investments                       535,440       644,775     2,402,744
  Distributions from venture
   capital limited partnerships      291,672        46,385       225,458
                                   ---------     ---------    ----------
  Net cash provided (used) by
   investing activities              217,629    (1,595,928)      318,852
                                   ---------     ---------    ----------
Cash flows from financing
 activities:
  Repayment of proceeds from
   short-term borrowings                  --            --    (3,000,000)
                                   ---------     ---------    ----------
  Net cash used by financing
   activities                             --            --    (3,000,000)
                                   ---------     ---------    ----------
Net increase (decrease) in cash
 and cash equivalents             (1,588,003)   (3,935,003)   (4,344,402)

Cash and cash equivalents
 at beginning of year              2,318,947     6,253,950    10,598,352
                                   ---------     ---------    ----------
Cash and cash equivalents
 at end of year                   $  730,944   $ 2,318,947   $ 6,253,950
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

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling Units of limited partnership interest (Units) in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership's original contributed capital was $40,040,054, consisting of $40,000,000 from Limited Partners for 160,000 Units and $40,054 from General Partners. The General Partners do not own any Units. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On November 8, 2002, the Limited
Partners approved an extension of the Partnership's term to December 31, 2004, and authorized the Partnership's Management Committee to extend the Partnership for up to two one-year additional terms. At the March 12, 2004, meeting, the Management Committee approved an extension of the Partnership's term to December 31, 2006.



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

At December 31, 2003 and 2002, the investment portfolio included private company investments totaling $2,738,167 and $1,991,752, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $990,542 and $261,252 at December 31, 2003 and 2002, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Cash, Cash Equivalents and Restricted Cash
------------------------------------------

Cash, cash equivalents and restricted cash are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Net Increase (Decrease) in Partners' Capital Resulting from Operations Per
--------------------------------------------------------------------------
Unit
----

Net increase (decrease) in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 160,000 for the years ended December 31, 2003, 2002 and 2001, into the total net increase (decrease) in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2003 and 2002, was $15,277,365 and $16,102,424, respectively. At December
31, 2003 and 2002, gross unrealized depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2003           2002
                                      ------------   ------------
Unrealized appreciation               $ 1,909,100   $    264,350
Unrealized depreciation                (8,703,066)   (11,481,996)
                                        ---------     ----------
Net unrealized depreciation           $(6,793,966)  $(11,217,646)
                                        =========     ==========


New Accounting Pronouncements
-----------------------------

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2003 and 2002. (See Note 2).

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position. The Partnership has provided additional disclosure with respect to a guarantee by the Partnership in Note 11 to the Financial Statements.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-4 (SOP 03-4), "Reporting Financial Highlights and Schedule of Investments by Non-registered Investment
Partnerships: An Amendment to the Audit and Accounting Guide 'Audits of Investment Companies' (the Guide) and AICPA Statement of Position 95-2 (SOP 95-2), 'Financial Reporting by Nonpublic Investment Partnerships.'" SOP 03-4 provides guidance on the application of certain provisions in the Accounting Guide and SOP 95-2 that are directed to the reporting by non-registered investment partnerships of financial highlights and the schedule of investments. It amends certain provisions of the Guide and SOP 95-2 by adapting those provisions to non-registered investment partnerships based on their differences in organizational structures from registered investment companies. SOP 03-4 is effective for annual financial statements issued for fiscal years ending after December 15, 2003. The adoption of SOP 03-4 did not have a material effect on the Partnership.




2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2003, 2002 and 2001 were as follows:

                                       For the Years Ended December 31,
                                     -----------------------------------
                                      2003          2002           2001
                                     ------        ------         ------
Management fees                   $   87,781    $  152,636      $172,640
Individual General
 Partners' compensation               60,000        64,500        64,545
Reimbursable operating expenses:
  Administrative, investor
   services and professional
   fees                            1,206,965     1,301,051       581,337
  Investment operations              352,674       236,917       158,640
  Computer services                   87,908       134,144       152,104


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $16,085 and $10,745 and were included in due to related parties at December 31, 2003 and 2002, respectively.

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

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. Amounts due to related parties for such expenses totaled $113,719 and $36,866 at December 31, 2003 and 2002, respectively.

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

The Partnership has a receivable of $334,938 from an affiliated Partnership for the funding of an investment that was allocated between the Partnerships.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $272,793, and is being amortized over the remaining expected employment period. During 2003 and 2002, the partnership recognized $57,909 and $9,952 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $33,147.




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

Marketable Equity Securities
----------------------------

At December 31, 2003 and 2002, marketable equity securities had aggregate costs of $3,378,855 and $3,724,761, respectively, and aggregate fair values of $4,424,621 and $2,226,470, respectively. The net unrealized gain at December 31, 2003, and the net unrealized loss at December 31, 2002, included gross gains of $1,799,905 and $75,249, respectively.

Restricted Securities
---------------------

At December 31, 2003 and 2002, restricted securities had aggregate costs of $10,505,442 and $11,216,937, respectively, and aggregate fair values of $4,106,774 and $2,655,700, respectively, representing 31.3 percent and 33.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during 2003 are as follows:

Acusphere, Inc.
---------------

In April and June of 2003, the Partnership funded convertible secured notes of $230,129 and $61,981, respectively. In September 2003, Acusphere shares were subject to a reverse split, which converted the Partnership's 690,437 Preferred shares and convertible notes receivable into 167,871 common shares with a cost value of $1,840,251. On October 8, 2003, Acusphere conducted an initial public offering, which priced at $14 per share. The Partnership's Acusphere shares are subject to a 180-day lock-up period.

Applied Molecular Evolution, Inc.
---------------------------------

In December 2003, the Partnership sold its entire investment in the company for proceeds of $295,472 and realized a gain of $70,849.

Atherotech, Inc.
----------------

In September 2003, the Partnership guaranteed a $600,000 line of credit for Atherotech, depositing that amount in a segregated bank account.
Atherotech, Inc. has issued the Partnership a warrant, with the right to purchase stock at a future date, which will expire September 8, 2010. See Notes 8 and 11.



Avalon Vision Solutions, Inc.
-----------------------------

In December 2003, the Partnership received $8,401 from Avalon Vision Solutions, Inc. to retire its notes receivable, including accrued interest. The Partnership recorded a realized loss of $5,973.

CellzDirect, Inc.
-----------------

In October 2003, the Partnership purchased 427,135 Series B Preferred shares at a total cost of $165,000.

Pharmadigm, Inc.
----------------

In December 2003, the Partnership wrote off its entire investment in Pharmadigm, Inc., realizing a loss of $1,170,039. The Partnership expects no return on its investment after the company's two lead investors forced a cramdown in the last round of financing and other investors, including the Partnership, elected not to participate.

Pherin Inc.
-----------

In March 2003, the Partnership wrote off its entire investment of $200,000 after the company ceased domestic operations. The Partnership does not expect any return on its investment.

Sanarus Medical Inc.
--------------------

In May 2003, the Partnership funded a convertible secured note of $422,776 to Sanarus Medical, Inc. In October 2003, the Partnership's note plus accrued interest totaling $433,950, was converted into 639,819 Series C Preferred shares. The Partnership acquired an additional 13,832 Series C Preferred shares for $9,406.

Virage, Inc.
------------

In October 2003, the Partnership sold its entire investment in the company for proceeds of $1,124 and realized a loss of $64.

White Electronic Designs Corporation
------------------------------------

In October 2003, the Partnership sold its entire investment in the company for proceeds of $230,443 and realized a gain of $110,348.



WorldRes.com, Inc.
------------------

During the third quarter of 2003, WorldRes.com, Inc. repaid a convertible note issued by the Partnership. The Partnership received $314,653, which includes accrued interest on the note.

Venture Capital Limited Partnership Investments
-----------------------------------------------

During 2003, the Partnership received cash distributions of $291,672, which were recorded as realized gains. The Partnership did not receive any stock distributions in the year ended December 31, 2003.

In the year ended December 31, 2003, the Partnership recorded a $120,634 decrease in fair value primarily as a result of the above distributions and a net decrease in the fair value of the underlying investments of the partnerships.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.


5.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    -------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                          For the Years Ended December 31,
                                         ----------------------------------
                                           2003          2002        2001
                                          ------        ------      ------
Unrealized appreciation
 (depreciation) from cost of
 marketable equity securities       $ 1,045,766   $(1,498,291) $(1,168,910)

Unrealized depreciation from
 cost of non-marketable equity
 securities                          (6,458,668)   (8,561,237)  (1,610,258)
                                     ----------    ----------    ---------
Unrealized depreciation from
 cost at end of year                 (5,412,902)  (10,059,528)  (2,779,168)

Unrealized depreciation from cost
 at beginning of year               (10,059,528)   (2,779,168)  (3,825,605)
                                     ----------    ----------    ---------
Net decrease (increase) in
 unrealized depreciation of
 equity investments                 $ 4,646,626   $(7,280,360) $ 1,046,437
                                     ==========    ==========    =========


6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               2003            2002
                                              ------          ------
Balance, beginning of year                $    2,608      $  212,928

Notes receivable written off                 (16,628)     (5,086,806)
Repayments of notes receivable                (4,334)       (250,000)
Change in accrued interest                     7,917         (16,197)
Net decrease in unrealized
 depreciation of notes receivable             10,437       5,142,683
                                           ---------       ---------
Balance, end of year                      $        0      $    2,608
                                           =========       =========

In April 2002, the Partnership received a $250,000 payment on a $500,000 note receivable from Thermatrix Inc. Accrued interest of $46,356 was paid in full. The remaining portion of the note, $250,000, was written off. During the third quarter of 2002, the Partnership recovered $250,000 from Thermatrix Inc. for the portion of the note written off.

In September 2002, notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,836,806 were written off. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2003 and 2002, consisted of:

                                          2003                 2002
                                         ------               ------
Demand accounts                      $  707,404           $   42,153
Money market accounts                   623,540            2,276,794
                                      ---------            ---------
  Total                              $1,330,944           $2,318,947
                                      =========            =========

Restricted cash                      $  600,000                   --
Unrestricted cash                       730,944            2,318,947
                                      ---------             --------
  Total                              $1,330,994           $2,318,947
                                      =========            =========

8.  Restricted Cash
    ---------------

In September 2003, the Partnership guaranteed a $600,000 line of credit for Atherotech, depositing that amount in a segregated bank account. See Notes 4 and 11.

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

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The award is in full settlement of all claims and counterclaims. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu immediately filed a petition to vacate the award, and on October 9, 2002, the United States District Court issued an order confirming the arbitration award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. A decision on the allocation of the proceeds between the Partnership, affiliates and co-investor was reached in January 2003; however, a dispute regarding the legal fees arose. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

In September 2003, the Partnership guaranteed a line of credit (agreement) for Atherotech, Inc. with a bank. Atherotech, Inc. is a portfolio company of an affiliated partnership under which the Partnership has common control. The terms of the guarantee require the Partnership to secure its obligation to the bank with a segregated money market account in the amount of $600,000 (pledged collateral), which is included in restricted cash on the accompanying balance sheet. In exchange for the guarantee, Atherotech, Inc. has issued the Partnership a warrant, with the right to purchase stock at a future date, which will expire September 8, 2010. The terms of the warrant state that (a) if the guarantee is in place for less than 6 months from the date of the guarantee, the warrant is exercisable for 42,418 of Preferred Series E shares; (b) if the guarantee is in place for 6 to 9 months from the date of the guarantee, the warrant is exercisable for an additional 31,813 of Preferred Series E shares; (c) if the guarantee is in place for more than 9 months from the date of the guarantee, the warrant is exercisable for an additional 42,418 of Preferred Series E shares; and (d) if at any time prior to the termination date any demand for payment is made upon the guarantee, the warrant is exercisable for an additional 42,418 Preferred Series E shares. The maximum potential amounts for future payments (undiscounted) that the Partnership would be required to make under the guarantee is the amount of the pledged collateral plus accrued interest. The guarantee is to remain in effect as long as Atherotech's agreement with the bank remains outstanding. In the event of Atherotech's default on the agreement, the bank would take the pledged collateral and accrued interest, as security for the performance of Atherotech's obligation.



10. Financial Highlights
    --------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2003           2002          2001
                                     ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                  $54.92        $84.34        $88.79

Loss from investment
 operations:
  Net investment loss                     --         (7.75)        (8.59)
  Net realized and unrealized
   gain (loss) on investments           1.06        (46.29)         5.23
                                       -----         -----         -----
  Total from investment operations      1.06        (54.05)        (3.36)
                                       -----         -----         -----
Net asset value, end of period        $55.98        $30.29        $85.43
                                       =====         =====         =====

Total return                            1.92%       (64.08)%       (3.79)%

Ratios to average net assets:

 Net investment loss                       0%       (13.53)%       (9.86)%

 Expenses                              22.70%        23.37%        12.18%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of December 31, 2003, the General Partners have a negative capital balance of $1,435,717. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners





Date:  March 15, 2004    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President, Chief Executive Officer
                                      Chief Financial Officer and
                                      Chairman of Technology Funding Inc.
                                      and Managing General Partner of
                                      Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

 /s/Charles R. Kokesh         President, Chief       March 15, 2004
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners III, L.P.      3:44 PM     03/16/04
(a Delaware limited partnership)



Page 1 of 47
Technology Funding Partners III, L.P.
(a Delaware limited partnership)