Form 10-Q
period 2004-05-12
TECHNOLOGY FUNDING PARTNERS III L P
filed 2004-05-12
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         March 31,      December 31,
                                           2004             2003
                                       -----------      ------------
ASSETS

Equity investments (cost of $12,995,581
 and $13,836,296 for March 31, 2004, and
 December 31, 2003, respectively)          $ 9,060,711       $ 8,483,394
Cash and cash equivalents                    1,780,361           730,944
Restricted cash                                600,000           600,000
Prepaid expenses                               190,455           204,932
Other assets                                     5,799            16,497
Due from related parties                        39,783           233,201
                                            ----------        ----------
     Total assets                          $11,677,109       $10,268,968
                                            ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    39,093       $    62,084
Other liabilities                               94,977            61,977
                                            ----------        ----------
     Total liabilities                         134,070           124,061

Commitments and contingencies (See Note 6)

Partners' capital:
 Limited Partners                           11,583,767        11,580,624
  (160,000 Units outstanding)
 General Partners                              (40,728)       (1,435,717)
                                            ----------        ----------
                                            11,543,039        10,144,907
                                            ----------        ----------
     Total liabilities and
      partners' capital                    $11,677,109       $10,268,968
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or      March 31, 2004       December 31, 2003
Industry                                Shares at   -----------------       -----------------
(1)                         Investment  March 31,    Cost       Fair        Cost        Fair
Company           Position     Date       2004       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
1.6% and 10.2% at March 31, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------
iVillage, Inc.     Common       1996-
                   shares       2000            0         --          --     990,716     860,542
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001      604,392  2,218,124     181,317   2,218,124     181,317
                                                  ----------   ---------  ----------   ---------
                                                   2,218,124     181,317   3,208,840   1,041,859
                                                  ----------   ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792           0      79,792           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099           0       4,099           0
                                                  ----------   ---------  ----------   ---------
                                                      83,891           0      83,891           0
                                                  ----------   ---------  ----------   ---------

High Tech/Financial
-------------------
3.7% and 2.7% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
VenCore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000     625,000     250,000
VenCore Solutions, Bridge
 LLC (a)(b)        loan         2004     $150,000    150,000     150,000          --          --
VenCore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001;
                   expiring
                   2007         2002       62,500          0      24,975           0      24,975
                                                  ----------   ---------  ----------   ---------
                                                     775,000     424,975     625,000     274,975
                                                  ----------   ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
1.9% and 2.2% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
KeyEye
 Communications,   Common
Inc. (a)(b)        shares       2002    3,142,856    550,000     220,000     550,000     220,000
                                                  ----------   ---------  ----------   ---------
                                                     550,000     220,000     550,000     220,000
                                                  ----------   ---------  ----------   ---------

Medical/Biotechnology
---------------------
68.9% and 65.4% at March 31, 2004, and December 31, 2003, respectively
----------------------------------------------------------------------
Acusphere, Inc.    Common
 (a)               shares       2003      167,871  1,840,251   1,331,633   1,840,250   1,105,426
Atherotech, Inc.   Preferred
                   share
                   warrant
                   at exercise
                   price $2.83;
                   expiring
                   2010         2003       42,418          0      48,000           0      48,000
Atherotech, Inc.   Preferred
                   share
                   warrant
                   at exercise
                   price $2.83
                   expiring
                   2010         2004       31,813          0      36,000          --          --

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875       3,870     382,875       3,630
CellzDirect,       Preferred    2002-
 Inc. (a)(b)       shares       2003    1,397,896    540,000     216,000     540,000     216,000
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      90,829      54,444      75,895
Endocare, Inc.     Common       1996-
 (b)               shares       1999      492,929  1,416,252     901,814   1,416,252     990,542
Applied
 NeuroSolutions,   Common
 Inc. (a)          shares       1993       15,528    125,000       4,503     125,000       4,659
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,336   4,518,691   1,866,336   3,416,571
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484      65,225      84,484      67,983
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001    1,461,159  1,779,483     735,713   1,779,483     735,713
Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          78         195          78
                                                  ----------   ---------  ----------   ---------
                                                   8,089,320   7,952,356   8,089,319   6,664,497
                                                  ----------   ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
2.4% and 2.8% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0           0           0           0
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     176,475
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842           0     652,842           0
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222      93,611
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505         250
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      11,727
                                                  ----------   ---------  ----------   ---------
                                                   1,279,246     282,063   1,279,246     282,063
                                                  ----------   ---------  ----------   ---------

Total investment - 78.5% and 83.2% at
 March 31, 2004, and December 31, 2003,
 respectively                                    $12,995,581  $9,060,711 $13,836,296  $8,483,394
                                                  ==========   =========  ==========   =========


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Legends and footnotes:

--  No investment held at end of period.
0   Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 03/31/04 and 12/31/03.
(2) The Partnership has no income-producing equity investments except for a Vencore, LLC convertible unsecured note receivable.  The interest rate on this note during the quarter ended March 31, 2004 was 10%.
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                 For the Three Months Ended March 31,
                                 -----------------------------------
                                            2004       2003
                                          --------   ---------
Investment income:
 Notes receivable interest             $       --   $   6,255
 Short-term investment interest             1,667       5,536
                                        ---------     -------
    Total investment income                 1,667      11,791

Investment expenses:
 Management fees                           25,672      20,610
 Individual General Partners'
  compensation                             15,625      15,000
 Administrative and investor services     309,964     552,355
 Investment operations                    193,055     163,255
 Professional fees                         14,552      84,188
 Computer services                         21,206      22,689
                                        ---------     -------
    Total investment expenses             580,074     858,097
                                        ---------     -------
Net investment loss                      (578,407)   (846,306)
                                        ---------     -------
 Net realized gain from sales
  of equity investments                   585,332          --
 Realized loss from write-off of
  equity investments                           --    (200,000)
 Realized gains from venture capital
  limited partnership investments           3,175      71,092
                                        ---------     -------
Net realized gain (loss)                  588,507    (128,908)
                                        ---------     -------
Decrease in unrealized depreciation:
  Equity investments                    1,328,032      25,536
  Notes receivable                             --        (374)
                                        ---------     -------
Net decrease in unrealized
 depreciation:                          1,328,032      25,162
                                        ---------     -------



STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

Other income                               60,000     193,830
                                        ---------     -------
Net increase (decrease) in
 partners' capital resulting
 from operations                       $1,398,132   $(756 222)
                                        =========     =======

Net increase (decrease) in partners'
 capital  resulting from operations
 per Unit                              $      .02   $   (4.68)
                                        =========     =======































The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                              2004           2003
                                           ---------       ---------
Net increase (decrease) in partners'
 capital resulting from operations        $1,398,132      $ (756,222)

Adjustments to reconcile net (decrease)
 increase in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net realized gain from sales of
   equity investments                       (585,332)             --
  Realized gains from venture capital
   limited partnership investments            (3,175)        (71,092)
  Realized loss from write-off of
   equity investments                             --         200,000
  Net decrease in unrealized
   depreciation of equity investments     (1,388,032)        (25,536)
  Net changes in operating assets
   and liabilities:
   Unrealized depreciation of
    notes receivable                              --             374
   Prepaid expenses                           14,477          14,478
   Other receivables                              --         580,468
   Accrued interest on notes
    receivable                                    --          (6,255)
   Accounts payable and
    accrued expenses                         (22,991)         (4,782)
   Due to related parties                    193,418         140,794
   Other changes, net                         13,698           1,733
                                           ---------       ---------
  Net cash (used) provided by
   operating activities                     (379,805)         73,960
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                       1,576,047              --
 Purchase of investments                    (150,000)             --
 Distribution from venture capital
  limited partnership investments              3,175          71,092
                                           ---------       ---------
 Net cash provided by investing
  activities                               1,429,222          71,092
                                           ---------       ---------

Net increase in cash and cash
  equivalents                              1,049,417         145,052

Cash and cash equivalents at
 Beginning of year                           730,944       2,318,947
                                           ---------       ---------
Cash and cash equivalents
 at March 31                              $1,780,361      $2,463,999
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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2004, and December 31, 2003, was $13,174,022 and $15,277,365, respectively. At March 31, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2004          2003
                                      ------------   ------------
Unrealized appreciation              $  2,833,935    $ 1,909,100
Unrealized depreciation                (7,173,448)    (8,703 066)
                                       ----------      ---------
Net unrealized depreciation          $ (4,339,513)   $(6,793,966)
                                       ==========      =========


New Accounting Pronouncements
-----------------------------

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 2004 and 2003, were as follows:



                                            2004              2003
                                         ---------          --------
Management fees                          $ 25,672          $ 20,610
Individual General Partners'
 compensation                              15,625            15,000
Reimbursable operating expenses           492,315           787,115


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $27,864 due from related parties at March 31, 2004 and $113,719 due to related parties at March 31, 2003. In addition $11,920 was due from other partnerships at March 31, 2004.

Management fees due to the Managing General Partners and included in due to related parties were $8,557 and $16,085 at March 31, 2004, and December 31, 2003.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., non-transferable Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $27,046.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2004, the Partnership has recognized expense of $14,477. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At March 31, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $2,388,139 and $3,378,855, and aggregate fair values of $4,678,615 and $4,424,621, respectively. The net unrealized gain at March 31, 2004, and December 31, 2003, included gross gains of $2,688,740 and $1,799,905, respectively.


Restricted Securities
---------------------

At March 31, 2003, and December 31, 2002, restricted securities had aggregate costs of $10,607,442 and $10,505,442, respectively, and aggregate fair values of $4,382,096 and $4,106,774, respectively, representing 37.5 percent and 31.3 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2004, are as follows:

iVillage, Inc.
-------------

The Partnership sold its entire investment in the company for proceeds of $1,576,047 and recorded a realized gain of $585,332.

VenCore Solutions, LLC
----------------------

In March 2004, the Partnership issued a $150,000 convertible unsecured note receivable with an interest rate of 10%. The note is due in October 2004.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received a cash distribution of $3,175, which was recorded as a realized gain. The Partnership did not record a decrease in fair value primarily as a result of the above distribution.


Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K.


5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2004, and December 31, 2003, consisted of:

                                           2004           2003
                                        ---------      ---------
Demand accounts                        $1,755,776     $  707,404
Money market accounts                     624,585        623,540
                                        ---------      ---------
                                       $2,380,361     $1,330,944
                                        =========      =========

Restricted cash                        $  600,000        600,000
Unrestricted cash                       1,780,361        730,944
                                        ---------       --------
  Total                                $2,380,361     $1,330,994
                                        =========      =========



6.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2004, there were unfunded commitments of $797,475.

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

In September 2003, the Partnership guaranteed a line of credit (agreement) for Atherotech, Inc. with a bank. Atherotech, Inc. is a portfolio company of an affiliated partnership under which the Partnership has common control. The terms of the guarantee require the Partnership to secure its obligation to the bank with a segregated money market account in the amount of $600,000 (pledged collateral), which is included in restricted cash on the accompanying balance sheet. In exchange for the guarantee, Atherotech, Inc. has issued the Partnership a warrant, with the right to purchase stock at a future date, which will expire September 8, 2010. The terms of the warrant state that (a) if the guarantee is in place for less than 6 months from the date of the guarantee, the warrant is exercisable for 42,418 of Preferred Series E shares; (b) if the guarantee is in place for 6 to 9 months from the date of the guarantee, the warrant is exercisable for an additional 31,813 of Preferred Series E shares; (c) if the guarantee is in place for more than 9 months from the date of the guarantee, the warrant is exercisable for an additional 42,418 of Preferred Series E shares; and (d) if at any time prior to the termination date any demand for payment is made upon the guarantee, the warrant is exercisable for an additional 42,418 Preferred Series E shares. The maximum potential amounts for future payments (undiscounted) that the Partnership would be required to make under the guarantee is the amount of the pledged collateral plus accrued interest. The guarantee is to remain in effect as long as Atherotech's agreement with the bank remains outstanding. In the event of Atherotech's default on the agreement, the bank would take the pledged collateral and accrued interest, as security for the performance of Atherotech's obligation. As of March, 2004, the guarantee is still in place.





7.     Financial Highlights
       --------------------

                                   For The Three Months Ended March 31,
                                   ------------------------------------
                                            2004          2003
                                           ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period       $71.87        $30.20

Loss from investment operations:
  Net investment loss                       (0.01)        (4.04)
  Net realized and unrealized
   Gain (loss) on investments                0.03         (0.64)
                                            -----         -----
  Total from investment operations           0.02         (4.68)
                                            -----         -----
Net asset value, end of period             $71.89        $25.52
                                            =====         =====

Total return                                 0.03%       (15.49)%

Ratios to average net assets:

 Net investment loss                        (0.01)%      (14.49)%
 Expenses                                    5.04%        19.25%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of March 31, 2004 and December 31, 2003, the General Partners have a negative capital balance of $40,728 and $3,289,760. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in
Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2003. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2004, net cash provided by operating activities totaled $379,805. The Partnership paid management fees of $31,012 to the Managing General Partners and reimbursed related parties for investment expenses of $279,080. In addition, $15,625 was paid to the Individual General Partners as compensation for their services. Interest income of $1,667 was received. Other investment expenses of $55,755 were paid.

During the three months ended March 31, 2004, the Partnership funded no equity investments, but issued a $150,000 note receivable. At March 31, 2004, the Partnership had unfunded commitments of $797,475.

Cash and cash equivalents at March 31, 2004, were $1,780,361. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $1,398,132 for the three months ended March 31, 2004, as compared to a net decrease in partners' capital resulting from operations of $756,222 for the three months ended March 31, 2003.

Other income of $60,000 and $193,830 was recognized during the quarters ended March 31, 2004 and 2003, respectively.

Net unrealized depreciation on equity investments was $3,934,870 and $5,352,902 at March 31, 2004, and December 31, 2003, respectively. During the quarter ended March 31, 2004, the net decrease in unrealized depreciation of equity investments of $1,382,032 was primarily due to the publicly traded price of LifeCell Corporation. During the quarter ended March 31, 2003, the net decrease in unrealized depreciation of equity investments of $25,536 was primarily the result of an increase in the publicly traded market price of Endocare, Inc. and the write-off of Pherin Pharmaceuticals, Inc., partially offset by decreases in the publicly traded market prices of companies in the medical and communication industries.

There was no net unrealized depreciation on notes receivable at March 31, 2004, and $10,437 at December 31, 2003. During the quarter ended March 31, 2004, the net increase in unrealized depreciation of notes receivable was $0. During the quarter ended March 31, 2003, the net decrease in unrealized depreciation of notes receivable of $10,811 was primarily attributable to an increase in the fair value of notes issued to Thermatrix Inc.

During the quarter ended March 31, 2004, there were no write-offs. During the same period in 2003, the Partnership wrote off its investment of $200,000 in Pherin Pharmaceuticals, Inc.

Net realized gain from sales of equity investments was $585,332 and $0 for the quarters ended March 31, 2004 and 2003, respectively. The gain in 2004 resulted from the sale of iVillage, Inc.

Investment expenses were $580,074 for the quarter ended March 31, 2004, compared to $858,097 for the same period in 2003. The decrease was primarily due to decreased professional fees and investment monitoring and administrative services, partially offset by increased management fees.

During the quarter ended March 31, 2004, the Partnership recorded net realized gains from venture capital limited partnership investments of $3,175. During the same period in 2003, there were gains of $71,092. The gains represented distributions from profits of venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Item 4.   Controls and Procedures

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



I.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2004.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 13, 2004         By:      /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Partners III, L.P.
(a Delaware limited partnership)