Form 10-Q
period 2004-08-12
TECHNOLOGY FUNDING PARTNERS III L P
filed 2004-08-12
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                           (unaudited)
                                             June 30,       December 31,
                                               2004             2003
                                           -----------      ------------
ASSETS

Equity investments (cost of $11,433,736
 and $13,836,296 for June 30, 2004, and
 December 31, 2003, respectively)          $10,341,946       $ 8,483,394
Cash and cash equivalents                      863,301           730,944
Restricted cash                                600,000           600,000
Prepaid expenses                               175,978           204,932
Other assets                                     3,313            16,497
Due from related parties, net                   10,715           233,201
                                            ----------        ----------
     Total assets                          $11,995,253       $10,268,968
                                            ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    24,760       $    62,084
Other liabilities                                   --            61,977
                                            ----------        ----------
     Total liabilities                          24,760           124,061

Commitments and contingencies (See Note 7)

Partners' capital:
 Limited Partners                           11,893,148        11,580,624
  (160,000 Units outstanding)
 General Partners                               77,345        (1,435,717)
                                            ----------        ----------
                                            11,970,493        10,144,907
                                            ----------        ----------
     Total liabilities and
      partners' capital                    $11,995,253       $10,268,968
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or     June 30, 2004         December 31, 2003
Industry                                Shares at   -----------------       -----------------
(1)                         Investment   June 30,    Cost       Fair        Cost        Fair
Company           Position     Date       2004       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
0.7% and 10.2% at June 30, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2004       13,650    110,776      86,678     990,716     860,542
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001            0          0           0   2,218,124     181,317
                                                  ----------   ---------  ----------   ---------
                                                     110,776      86,678   3,208,840   1,041,859
                                                  ----------   ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792           0      79,792           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099           0       4,099           0
                                                  ----------   ---------  ----------   ---------
                                                      83,891           0      83,891           0
                                                  ----------   ---------  ----------   ---------

High-Tech/Financial
-------------------
3.7% and 2.7% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
VenCore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000     625,000     250,000
VenCore Solutions, Bridge
 LLC (a)(b)        loan         2004     $150,000    153,792     153,792          --          --
VenCore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001;
                   expiring
                   2007         2002       62,500          0      24,975           0      24,975
VenCore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001;
                   expiring
                   2009         2004       45,000          0      17,982          --          --

                                                  ----------   ---------  ----------   ---------
                                                     778,792     446,749     625,000     274,975
                                                  ----------   ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
3.1% and 2.2% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
KeyEye
 Communications,   Preferred    2002-
 Inc. (a)(b)       shares       2004    5,366,165  1,050,000     375,632     550,000     220,000
                                                  ----------   ---------  ----------   ---------
                                                   1,050,000     375,632     550,000     220,000
                                                  ----------   ---------  ----------   ---------

Medical/Biotechnology
---------------------
76.4% and 65.4% at June 30, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------
Acusphere, Inc.    Common
 (a)               shares       2003      167,871  1,840,251   1,074,370   1,840,250   1,105,426
Atherotech, Inc.   Preferred
                   share
                   warrant
                   at exercise
                   price $2.83;
                   expiring
                   2010         2003       42,418          0      48,000           0      48,000
Atherotech, Inc.   Preferred
                   share
                   warrant
                   at exercise
                   price $2.83
                   expiring
                   2010         2004       31,813          0      36,000          --          --

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Atherotech, Inc.   Preferred
                   share warrant
                   at exercise
                   price $2.83
                   expiring
                   2013         2004       42,418          0      48,000          --          --
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875       3,588     382,875       3,630
CellzDirect,       Preferred    2002-
 Inc. (a)(b)       shares       2003    1,397,896    540,000     216,000     540,000     216,000
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      64,099      54,444      75,895
Endocare, Inc.     Common       1996-
 (b)               shares       2004      502,029  1,457,963     629,796   1,416,252     990,542
Applied
 NeuroSolutions,   Common
 Inc. (a)          shares       1993       15,528    125,000       3,261     125,000       4,659
LifeCell           Common       1992-
 Corporation       shares       2002      551,060  1,866,336   6,188,403   1,866,336   3,416,571
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484     103,516      84,484      67,983
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001    1,461,159  1,779,483     735,713   1,779,483     735,713
Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise price
                   TBD; expiring
                   2006         2001          195        195          78         195          78
                                                  ----------   ---------  ----------   ---------
                                                   8,131,031   9,150,824   8,089,319   6,664,497
                                                  ----------   ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
2.4% and 2.8% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0           0           0           0
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     176,475
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842           0     652,842           0
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222      93,611
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505         250
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      11,727
                                                  ----------   ---------  ----------   ---------
                                                   1,279,246     282,063   1,279,246     282,063
                                                  ----------   ---------  ----------   ---------

Total investment - 86.4% and 83.2% at
 June 30, 2004, and December 31, 2003,
 respectively                                    $11,433,736 $10,341,946 $13,836,296  $8,483,394
                                                  ==========  ==========  ==========   =========


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Legends and footnotes:

--  No investment held at end of period.
0   Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 06/30/04 and 12/31/03.
(2) The Partnership has no income-producing equity investments except for a VenCore Solutions,
LLC convertible unsecured note receivable.  The interest rate on this note during the quarter ended June 30, 2004, was 10%.
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                          For the Three Months             For the Six Months
                                             Ended June 30,                   Ended June 30,
                                          ---------------------           ---------------------
                                           2004           2003             2004           2003
                                          ------         ------           ------         ------
Investment income:
 Notes receivable interest             $    3,793  $     15,617        $    3,793   $    21,872
 Short-term investment interest             1,400         4,393             3,067         9,929
                                        ---------    ----------         ---------    ----------
    Total investment income                 5,193        20,010             6,860        31,801

Investment expenses:
 Management fees                           29,193        19,062            54,865        39,672
 Individual General Partners'
  compensation                             15,000        15,000            30,625        30,000
 Administrative and investor services     150,932       276,860           460,896       829,215
 Investment operations                     47,020        55,581           240,075       218,836
 Professional fees                         17,487        30,955            32,039       115,143
 Computer services                         33,063        23,556            54,269        46,245
                                        ---------    ----------         ---------    ----------
    Total investment expenses             292,695       421,014           872,769     1,279,111
                                        ---------    ----------         ---------    ----------
Net investment loss                      (287,502)     (401,004)         (865,909)   (1,247,310)
                                        ---------    ----------         ---------    ----------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------
Net realized gain from sales
 of equity investments                         --            --           585,332            --
Realized loss from write-off of
 equity investments                    (2,218,124)           --        (2,218,124)     (200,000)
Realized gains from venture capital
 limited partnership investments               --         4,000             3,175        75,092
                                        ---------    ----------         ---------    ----------
Net realized (loss) income             (2,218,124)        4,000        (1,629,617)     (124,908)
                                        ---------    ----------         ---------    ----------

Decrease (increase) in unrealized
 depreciation:
  Equity investments                    2,933,080     1,908,391         4,321,112     1,933,927
  Notes receivable                             --            75                --          (299)
                                        ---------    ----------         ---------    ----------
Net decrease in unrealized
 depreciation                           2,933,080     1,908,466         4,321,112     1,933,628
                                        ---------    ----------         ---------    ----------

Other income                                   --            --                --       193,830
                                        ---------     ---------         ---------    ----------
Net increase in partners'
 capital resulting from
 operations                            $  427,454  $  1,511,462        $1,825,586   $   755,240
                                        =========    ==========         =========    ==========
Net increase in partners'
 capital resulting from
  operations per Unit                  $     1.93  $       4.70        $     1.95   $       .02
                                        =========    ==========         =========    ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                             2004             2003
                                           --------         --------
Net increase in partners'
 capital resulting from operations        $1,825,586     $   755,240

Adjustments to reconcile net increase
 in partners' capital resulting from
 operations to net cash used by
 operating activities:
  Realized gain from sales of
   equity investments                       (585,332)             --
  Realized gains from venture capital
   limited partnership investments            (3,175)        (75,092)
  Realized loss from write-off of
   equity investments                      2,218,124         200,000
  Net decrease in unrealized
   depreciation of equity investments     (4,321,112)     (1,933,927)
  Net change in operating assets
   and liabilities:
    Unrealized depreciation of
     notes receivable                             --             299
    Prepaid expenses                          28,954          28,956
    Other receivables                             --         448,463
    Accrued interest on notes receivable      (3,792)        (21,307)
    Accounts payable and accrued expenses    (37,324)         (7,320)
    Other liabilities                         (1,977)             --
    Due from related parties, net            222,486          53,500
    Other changes, net                        13,184           5,551
                                           ---------       ---------
  Net cash used by
   operating activities                     (644,378)       (545,637)
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                       1,576,047              --
 Purchase of investments                    (802,487)       (714,886)
 Distribution from venture capital
  limited partnership investments              3,175          75,092
                                           ---------       ---------

 Net cash provided (used) by investing
  activities                                 776,735        (639,794)
                                           ---------       ---------

Net increase (decrease) in cash and
 cash equivalents                            132,357      (1,185,431)

Cash and cash equivalents at beginning
 of year                                     730,944       2,318,947
                                           ---------       ---------
Cash and cash equivalents
 at June 30                               $  863,301      $1,133,516
                                           ---------       ---------

Supplemental disclosure of non-cash
 activity:
 Amortization of deferred gain
  on warrants (See Note 7)                $   60,000      $       --
                                           =========       =========













The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2004, and December 31, 2003, was $12,116,999 and $15,277,365,
respectively. At June 30, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:


                                        June 30,     December 31,
                                          2004          2003
                                      ------------   ------------
Unrealized appreciation               $ 4,561,931    $ 1,909,100
Unrealized depreciation                (6,340,772)    (8,703 066)
                                       ----------      ---------
Net unrealized depreciation           $(1,778,841)   $(6,793,966)
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


3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 2004 and 2003, were as follows:

                                            2004              2003
                                         ---------          --------
Management fees                          $ 54,865          $ 39,672
Individual General Partners'
 compensation                              30,625            30,000
Reimbursable operating expenses           701,529         1,061,450


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $6,709 due from related parties at June 30, 2004, and $91,915 due to related parties at June 30, 2003. In addition, $11,920 was due from other partnerships at June 30, 2004.

Management fees due to the Managing General Partners and included in due from related parties, net were $9,731 and $16,085 at June 30, 2004, and December 31, 2003.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At June 30, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., non-transferable Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $13,126.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2004, the Partnership has recognized expense of $86,863. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $4,207,166 and $3,378,855, and aggregate fair values of $7,520,658 and $4,424,621, respectively. The net unrealized gain at June 30, 2004, and December 31, 2003, included gross gains of $4,350,754 and $1,799,905, respectively.

Restricted Securities
---------------------

At June 30, 2004, and December 31, 2003, restricted securities had aggregate costs of $7,226,570 and $10,505,442, respectively, and aggregate fair values of $2,821,288 and $4,106,774, respectively, representing 62.4 percent and 31.3 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the six months ended June 30, 2004, are as follows:

Endocare, Inc.
--------------

In May 2004, the Partnership exercised a common stock warrant to purchase 9,100 shares at a cost of $41,711.



iVillage Inc.
-------------

The Partnership sold its entire investment in the company for proceeds of $1,576,047 and recorded a realized gain of $585,332. Subsequently in May 2004, the Partnership repurchased 13,650 shares at a cost of $110,776.

KeyEye Communications, Inc.
---------------------------

In May 2004, the Partnership purchased 2,223,309 Preferred shares at a cost of $500,000.

VenCore Solutions, LLC
----------------------

In March 2004, the Partnership issued a $150,000 convertible unsecured note receivable with an interest rate of 10%. The note is due in October 2004. In conjunction with the convertible unsecured note receivable, a Series A warrant was also issued.

WorldRes.com, Inc.
------------------

In June 2004, the Partnership wrote off its entire investment in WorldRes.com for a realized loss of $2,218,124. In 2003, WorldRes.com and three large European hotel chains created a joint venture, WorldRes Europe, to market European hotels online. WorldRes.com and WorldRes Europe are in the process of selling the consumer Web site, PlacestoStay.com, and most of the company's operations will now be based in Europe. Proceeds from the transaction are expected to be used to restructure the company and pay its vendors and existing noteholders. The Partnership expects no return on its investment.

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

5.     Subsequent Events
       -----------------

In July 2004, the Partnership sold 90,513 shares in LifeCell Corporation, for total gross proceeds of $861,207, with an expected realized gain of $554,656. As of August 11, 2004, the closing market price for LifeCell was $8.60 per share, as compared with $11.23 at June 30, 2004. In August 2004, the Partnership sold 39,191 shares of Acusphere Inc., for total gross proceeds of $237,243, with an expected realized gain of $40,661.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2004, and December 31, 2003, consisted of:


                                           2004           2003
                                        ---------      ---------
Demand accounts                        $  837,668     $  707,404
Money market accounts                     625,633        623,540
                                        ---------      ---------
                                       $1,463,301     $1,330,944
                                        =========      =========

Restricted cash                        $  600,000        600,000
Unrestricted cash                         863,301        730,944
                                        ---------       --------
  Total                                $1,463,301     $1,330,944
                                        =========      =========


7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2004, there were unfunded commitments of $251,250.

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

In September 2003, the Partnership guaranteed a line of credit (agreement) for Atherotech, Inc. with a bank. Atherotech, Inc. is a portfolio company of an affiliated partnership under which the Partnership has common control. The terms of the guarantee require the Partnership to secure its obligation to the bank with a segregated money market account in the amount of $600,000 (pledged collateral), which is included in restricted cash on the accompanying balance sheet. In exchange for the guarantee, Atherotech, Inc. has issued the Partnership a warrant, with the right to purchase stock at a future date, which will expire September 8, 2010. The terms of the warrant state that (a) if the guarantee is in place for less than six months from the date of the guarantee, the warrant is exercisable for 42,418 of Preferred Series E shares; (b) if the guarantee is in place for six to nine months from the date of the guarantee, the warrant is exercisable for an additional 31,813 of Preferred Series E shares; (c) if the guarantee is in place for more than nine months from the date of the guarantee, the warrant is exercisable for an additional 42,418 of Preferred Series E shares; and (d) if at any time prior to the termination date any demand for payment is made upon the guarantee, the warrant is exercisable for a total of 116,649 Preferred Series E shares. Once earned, the warrants are immediately 100% vested. The maximum potential amounts for future payments (undiscounted) that the Partnership would be required to make under the guarantee is the amount of the pledged collateral plus accrued interest. The guarantee is to remain in effect as long as Atherotech's agreement with the bank remains outstanding. In the event of Atherotech's default on the agreement, the bank would take the pledged collateral and accrued interest as security for the performance of Atherotech's obligation. The Partnership recorded this transaction as a deferred gain for the fair value of the warrants earned to be recognized over the estimated life of the guarantee. In August 2004, Atherotech, Inc. retired the line of credit, and the bank released the Partnership's guarantee. The deferred gain has been fully recognized.

8.     Financial Highlights
       --------------------

                                     For The Six Months Ended June 30,
                                     ---------------------------------
                                            2004          2003
                                           ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period       $72.87        $39.69

Loss from investment operations:
  Net investment loss                       (0.64)        (0.04)
  Net realized and unrealized
   gain (loss) on investments                2.59          0.06
                                            -----         -----
  Total from investment operations           1.95          0.02
                                            -----         -----
Net asset value, end of period             $74.82        $39.71
                                            =====         =====

Total return                                 2.68%         0.06%

Ratios to average net assets:

 Net investment loss                        (0.86)%       (0.10)%
 Expenses                                    7.39%        20.14%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of June 30, 2004, the General Partners capital balance was positive. As of December 31, 2003, the General Partners have a negative capital balance of $3,289,760. Upon liquidation, the General Partners would not be required to contribute cash to the Partnership, as the net asset value is greater than the General Partners' negative capital balance. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.



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

During the six months ended June 30, 2004, net cash provided by operating activities totaled $644,378. The Partnership paid management fees of $29,049 to the Managing General Partners and reimbursed related parties for investment expenses of $483,819. In addition, $30,625 was paid to the Individual General Partners as compensation for their services. Interest income of $3,068 was received. Other investment expenses of $103,953 were paid.

During the six months ended June 30, 2004, the Partnership funded no equity investments, but issued a $150,000 note receivable. At June 30, 2004, the Partnership had unfunded commitments of $251,250.

Cash, cash equivalents and restricted cash at June 30, 2004, were $1,463,301. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $427,454 for the quarter ended June 30, 2004, as compared to a net increase in partners' capital resulting from operations of $1,511,462 for the quarter ended June 30, 2003.

Net unrealized depreciation on equity investments was $1,091,790 and $5,357,902 at June 30, 2004, and December 31, 2003, respectively. During the quarter ended June 30, 2004, the net decrease in unrealized depreciation of equity investments of $2,933,080 was primarily due to the publicly traded price of LifeCell Corporation. During the quarter ended June 30, 2003, the net decrease in unrealized depreciation of equity investments of $1,908,391 was attributable to increases in the publicly traded market prices of companies in the medical and communication industries, partially offset by a decrease in the fair value of a privately held portfolio company in the medical industry.

There was no net realized gain from sales of equity investments for the quarter ended June 30, 2004. There was also no gain in the same quarter in 2003.

Investment expenses were $292,695 for the quarter ended June 30, 2004, compared to $421,014 for the same period in 2003. The decrease was primarily due to decreased professional fees and investment monitoring and administrative services, partially offset by increased management fees.

During the quarter ended June 30, 2004, the Partnership recorded no net realized gains from venture capital limited partnership investments. During the same period in 2003, there were gains of $4,000. The gains represented distributions from profits of venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Current six months compared to corresponding six months in the
--------------------------------------------------------------
preceding year
--------------

Net increase in partners' capital resulting from operations was $1,825,586 for the six months ended June 30, 2004, compared to a net increase in partners' capital resulting from operations of $755,240 for the six months ended June 30, 2003.

Net unrealized depreciation on equity investments was $1,091,790 and $5,352,902 at June 30, 2004 and December 31, 2003, respectively. During the six months ended June 30, 2004, the net decrease in unrealized depreciation of equity investments of $4,321,112 was primarily the result of increases in the publicly traded market price of companies in the medical and communication industries, partially offset by a decrease in the fair value of a private portfolio company in the medical industry. During the six months ended June 30, 2003, the net decrease in unrealized depreciation of equity investments of $1,933,927 was primarily the result of increases in the publicly traded market price of companies in the medical and communication industries, partially offset by a decrease in the fair value of a private portfolio company in the medical industry.

Other income of $193,830 was recognized during the six months ended June 30, 2003. This other income was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. No suck income was recognized in 2004.

Net realized gain from sales of equity investments was $585,332 and $0 for the six months ended June 30, 2004 and 2003, respectively. The gain in 2004 resulted from the sale of iVillage Inc.

During the six months ended June 30, 2003, the Partnership wrote off its investment of $200,000 in Pherin Pharmaceuticals, Inc. During the same period in 2004, the Partnership wrote off its entire investment of $2,218,124 in WorldRes.com, Inc.

Investment expenses were $872,769 for the six months ended June 30, 2004, compared to $1,279,111 for the same period in 2003. The decrease was primarily due to decreased professional fees and investor and administrative services, partially offset by increased management fees.

During the six months ended June 30, 2004, the Partnership recorded net realized gains from venture capital limited partnership investments of $3,175. During the same period in 2003, there were gains of $75,092. The gains represented distributions from venture capital limited partnership investments.
Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

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

I.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Partnership during the quarter ended June 30, 2004. Pursuant to the Securities and Exchange Commission's Release No. 34-43069, "Commission Guidance on Mini-Tender Offers and Limited Partnership Tender Offers," effective July 31, 2000, the Partnership is obligated to respond to such offers with a recommendation to the Limited Partners. On July 2, 2004, the Partnership filed the letter sent to Limited Partners regarding a mini-tender offer for Limited Partnership units under Item 5, Other Events.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 12, 2004   By:      /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Partners III, L.P.
(a Delaware limited partnership)