Form 10-Q
period 2004-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2004-11-22
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                           (unaudited)
                                          September 30,     December 31,
                                               2004             2003
                                          -------------     ------------
ASSETS

Equity investments (cost of
 $9,283,586 and $13,836,296 at
 September 30, 2004, and
 December 31, 2003, respectively)           $3,719,418       $ 8,483,394
Cash and cash equivalents                    3,443,446           730,944
Restricted cash                                     --           600,000
Prepaid expenses                               161,501           204,932
Other assets                                    85,820            16,497
Due from related parties, net                2,307,469           233,201
                                            ----------        ----------
     Total assets                           $9,717,654       $10,268,968
                                            ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    35,244       $    62,084
Other liabilities                              123,222            61,977
                                            ----------        ----------
     Total liabilities                         158,466           124,061

Commitments and contingencies (See Note 6)



Partners' capital:
 Limited Partners
  (160,000 Units outstanding)               11,000,762        11,580,624
 General Partners                           (1,441,574)       (1,435,717)
                                            ----------        ----------
Total partners' capital                      9,559,188        10,144,907
                                            ----------        ----------

     Total liabilities and
      partners' capital                     $9,717,654       $10,268,968
                                            ==========        ==========































The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or   September 30, 2004      December 31, 2003
Industry                                Shares at   ------------------      -----------------
(1)                         Investment September 30, Cost       Fair        Cost        Fair
Company           Position     Date       2004       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
1.7% and 10.2% at September 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2004       27,500    152,401     165,000     990,716     860,542
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001            0          0           0   2,218,124     181,317
                                                  ----------   ---------  ----------   ---------
                                                     152,401     165,000   3,208,840   1,041,859
                                                  ----------   ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792           0      79,792           0


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099           0       4,099           0
                                                  ----------   ---------  ----------   ---------
                                                      83,891           0      83,891           0
                                                  ----------   ---------  ----------   ---------

High-Tech/Financial
-------------------
4.1% and 2.7% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
VenCore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000     625,000     250,000
VenCore Solutions, Bridge
 LLC (a)(b)        loan         2004     $150,000    157,625      63,050          --          --
VenCore Solutions, Bridge
 LLC (a)(b)        loan         2004     $100,000    101,250      40,500          --          --
VenCore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001;
                   expiring
                   2007         2002       62,500          0      24,975           0      24,975
VenCore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001;
                   expiring
                   2009         2004       45,000          0      17,982          --          --
                                                  ----------   ---------  ----------   ---------
                                                     883,875     396,507     625,000     274,975
                                                  ----------   ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
4.4% and 2.2% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
KeyEye
 Communications,   Preferred    2002-
 Inc. (a)(b)       shares       2004    5,366,165  1,050,000     420,000     550,000     220,000
                                                  ----------   ---------  ----------   ---------
                                                   1,050,000     420,000     550,000     220,000
                                                  ----------   ---------  ----------   ---------

Medical/Biotechnology
---------------------
23.0% and 65.4% at September 30, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------------
Acusphere, Inc.    Common
 (a)               shares       2003       23,575    258,438     147,577   1,840,250   1,105,426
Atherotech, Inc.   Preferred
                   share
                   warrant
                   at exercise
                   price $2.83;
                   expiring
                   2010         2003            0          0           0           0      48,000
Atherotech, Inc.   Preferred
                   share
                   warrant
                   at exercise
                   price $2.83
                   expiring
                   2010         2004            0          0           0          --          --

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Atherotech, Inc.   Preferred
                   share warrant
                   at exercise
                   price $2.83
                   expiring
                   2013         2004            0          0           0          --          --
Atherotech, Inc.   Preferred
                   share warrant
                   at exercise
                   price $2.83
                   expiring
                   2013         2004       46,643    132,000      52,800          --          --
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875       3,588     382,875       3,630
CellzDirect,       Preferred    2002-
 Inc. (a)(b)       shares       2003    2,029,232    783,882     313,553     540,000     216,000
CollaGenex
 Pharmaceuticals,  Common
 Inc.              shares       2001        6,819     54,444      44,664      54,444      75,895
Endocare, Inc.     Common       1996-
 (b)               shares       2004      502,029  1,457,963     685,272   1,416,252     990,542
Applied
 NeuroSolutions,   Common
 Inc. (a)          shares       1993            0         --          --     125,000       4,659
Impres Medical     Preferred
 Inc. (a)          Shares       2004      277,778    250,000     100,000          --          --
LifeCell           Common       1992-
 Corporation       shares       2002            0         --          --   1,866,336   3,416,571
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484     112,439      84,484      67,983
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2004    1,465,241  1,779,891     735,876   1,779,483     735,713
Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise price
                   TBD; expiring
                   2006         2001          195        195          78         195          78
                                                  ----------   ---------  ----------   ---------
                                                   5,184,172   2,195,847   8,089,319   6,664,497
                                                  ----------   ---------  ----------   ---------
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Retail/Consumer Products
------------------------
2.7% and 0.0% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------

Dakota Arms,      Preferred
 Inc. (a) (b)     shares        2004      285,715     500,001      200,001          --          --
Dakota Holdings,  LLC
 LLC  (a) (b)     units         2004      150,000     150,000       60,000          --          --
                                                   ----------    ---------  ----------   ---------
                                                      650,001      260,001          --          --
                                                   ----------    ---------  ----------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
3.0% and 2.8% at September 30, 2004, and December 31, 2003, respectively
------------------------------------------------------------------------
Batterson,
 Johnson and       Ltd.
 Wang Limited      Partnership
 Partnership (a)   interests   various   $500,000          0           0           0           0
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     176,475
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000    652,842           0     652,842           0
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      93,611     187,222      93,611
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505         250
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      11,727
                                                  ----------   ---------  ----------   ---------
                                                   1,279,246     282,063   1,279,246     282,063
                                                  ----------   ---------  ----------   ---------

Total investment - 38.9% and 83.2% at
 September 30, 2004, and December 31, 2003,
 respectively                                     $9,283,586  $3,719,418 $13,836,296  $8,483,394
                                                  ==========  ==========  ==========   =========


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Legends and footnotes:

--  No investment held at end of period.
0   Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 09/30/04 and 12/31/03.
(2) The Partnership has no income-producing equity investments except for a VenCore Solutions,
LLC convertible unsecured note receivable.  The interest rate on this note during the quarter ended September 30, 2004, was 10%.
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                          For the Three Months             For the Nine Months
                                          Ended September 30,              Ended September 30,
                                          ---------------------           ---------------------
                                           2004           2003             2004           2003
                                          ------         ------           ------         ------
Investment income:
 Notes receivable interest             $    5,083  $     20,648        $    4,434   $    42,520
 Short-term investment interest             1,366         1,215             8,875        11,144
                                        ---------    ----------         ---------    ----------
    Total investment income                 6,449        21,863            13,309        53,664

Investment expenses:
 Management fees                           29,988        22,983            84,853        62,655
 Individual General Partners'
  compensation                             10,500        15,000            41,125        45,000
 Administrative and investor services     320,133       225,092           781,029     1,054,307
 Investment operations                     74,868        55,611           314,943       274,447
 Professional fees                         27,584        23,038            59,623       138,181
 Computer services                         25,469        19,352            79,738        65,597
                                        ---------    ----------         ---------     ---------
    Total investment expenses             488,542       361,076         1,361,311     1,640,187
                                        ---------    ----------         ---------    ----------
Net investment loss                      (482,093)     (339,213)       (1,348,002)   (1,586,523)
                                        ---------    ----------         ---------    ----------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------
Net realized gain from sales
 of equity investments                  2,389,975            --         2,975,307            --
Realized loss from write-off of
 equity investments                            --            --        (2,218,124)     (200,000)
Realized gains from venture capital
 limited partnership investments           21,191       139,408            24,366       214,500
                                        ---------    ----------         ---------    ----------
Net realized income                     2,411,166       139,408           781,549        14,500
                                        ---------    ----------         ---------    ----------

Decrease (increase) in unrealized
 depreciation:
  Equity investments                   (4,340,378)    1,446,789           (19,266)    3,380,716
  Notes receivable                             --          (382)               --          (681)
                                        ---------    ----------         ---------    ----------
Net decrease in unrealized
 depreciation                          (4,340,378)    1,446,407           (19,266)    3,380,035
                                        ---------    ----------         ---------    ----------

Other income                                   --         8,020                --       201,850
                                        ---------     ---------         ---------    ----------
Net (decrease) increase in partners'
 capital resulting from
 operations                           $(2,411,305) $  1,254,622        $ (585,719)  $ 2,009,862
                                        =========    ==========         =========    ==========
Net (decrease) increase in partners'
 capital resulting from
 operations per Unit                  $   (14.92) $        .56        $    (3.62)  $       .58
                                        =========    ==========         =========    ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Nine Months Ended June 30,
                                       ----------------------------------
                                             2004             2003
                                           --------         --------
Net (decrease) increase in partners'
 capital resulting from operations       $  (585,719)    $ 2,009,862

Adjustments to reconcile net increase
 in partners' capital resulting from
 operations to net cash used by
 operating activities:
  Realized gain from sales of
   equity investments                     (2,975,307)             --
  Realized gains from venture capital
   limited partnership investments           (24,366)       (214,500)
  Realized loss from write-off of
   equity investments                      2,218,124         200,000
  Net decrease in unrealized
   depreciation of equity investments         19,266      (3,380,716)
  Net change in operating assets
   and liabilities:
    Unrealized depreciation of
     notes receivable                             --             681
    Prepaid expenses                          43,431          43,433
    Other receivables                             --         763,253
    Restricted Cash                          600,000              --
    Accrued interest on notes receivable      (8,875)         (5,478)
    Accounts payable and accrued expenses    (26,840)        (12,976)
    Other liabilities                        121,245              --
    Due from related parties, net         (2,074,268)        (55,855)
    Other changes                            (69,323)          6,488
                                           ---------       ---------
  Net cash used by
   operating activities                   (2,762,632)       (645,808)
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                       7,539,171              --
 Purchase of investments                  (1,838,403)       (714,886)
 Purchase / issuance of
  notes receivable                          (250,000)        284,500
 Distribution from venture capital
  limited partnership investments             24,366         214,500
                                           ---------       ---------

 Net cash provided (used) by investing
  activities                               5,475,134        (215,886)
                                           ---------       ---------

Net increase (decrease) in cash and
 cash equivalents                          2,712,502        (861,694)

Cash and cash equivalents at beginning
 of year                                     730,944       2,318,947
                                           ---------       ---------
Cash and cash equivalents
 at September 30                          $3,443,446      $1,457,253
                                           ---------       ---------

Supplemental disclosure of non-cash
 activity:
 Amortization of deferred gain
  on warrants (See Note 7)                $   60,000      $       --
                                           =========       =========












The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on income and loss for periods presented. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2004, and December 31, 2003, was $9,970,642 and $15,277,365,
respectively. At September 30, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:


                                     September 30,   December 31,
                                          2004          2003
                                     -------------   ------------
Unrealized appreciation               $   119,731    $ 1,909,100
Unrealized depreciation                (6,370,952)    (8,703 066)
                                       ----------      ---------
Net unrealized depreciation           $(6,251,221)   $(6,793,966)
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

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 2004 and 2003, were as follows:

                                            2004              2003
                                         ---------          --------
Management fees                        $   84,853        $   62,655
Individual General Partners'
 compensation                              41,125            45,000
Reimbursable operating expenses         1,067,734         1,343,261


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $215,345 due from related parties at September 30, 2004, and $19,813 due to related parties at September 30, 2003. In addition, $100,037 was due from other partnerships at September 30, 2004.

Management fees due to the Managing General Partners and included in due from related parties, net were $9,996 and $16,085 at September 30, 2004, and December 31, 2003.

As of September 30, 2004, and December 31, 2003, the Partnership has a due from related party receivable of $2,307,469 and $0, respectively, related to its investment in Dakota Holdings, LLC. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that this receivable will be converted into additional equity investments in Dakota Holdings.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At September 30, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., non-transferable Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $12,251.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of September 30, 2004, the Partnership has recognized expense of $101,340. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2004, and December 31, 2003, marketable equity securities had aggregate costs of $932,640 and $3,378,855, and aggregate fair values of $439,948 and $4,424,621, respectively. The net unrealized gain at September 30, 2004, and December 31, 2003, included gross gains of $31,330 and $1,799,905, respectively.

Restricted Securities
---------------------

At September 30, 2004, and December 31, 2003, restricted securities had aggregate costs of $8,350,946 and $10,505,442, respectively, and aggregate fair values of $3,279,470 and $4,106,774, respectively, representing 85.9 percent and 31.3 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the nine months ended September 30, 2004, are as follows:

Applied NeuroSolutions, Inc.
----------------------------

In September 2004, the Partnership sold its entire investment in the company for proceeds of $2,309, realizing a loss of $122,691.



Acusphere, Inc.
---------------

In August and September, 2004, the Partnership sold a portion of its investment in the company for proceeds of $887,849, realizing a loss of $693,964.

CellzDirect, Inc
----------------

In August 2004, the Partnership purchased 631,336 Series C Preferred shares at a cost of $243,882.

Dakota Arms, Inc.
-----------------

In July 2004, the Partnership purchased 285,715 Series B Preferred shares at a cost of $500,001.

Dakota Holdings, LLC.
---------------------

In July 2004, the Partnership purchased 150,000 LLC Units at a cost of
$150,000.

Endocare, Inc.
--------------

In May 2004, the Partnership exercised a common stock warrant to purchase 9,100 shares at a cost of $41,711.

Impres Medical, Inc.
--------------------

In August 2004, the Partnership purchased 277,778 Series B Preferred shares at a cost of $250,000.

iVillage Inc.
-------------

In the first quarter of 2004, the Partnership sold its entire investment in the company for proceeds of $1,576,047 and recorded a realized gain of $585,332. In May and July 2004, the Partnership repurchased 20,000 and 7,500 shares at a cost of $110,776 and 41,625, respectively.



KeyEye Communications, Inc.
---------------------------

In May 2004, the Partnership purchased 2,223,309 Preferred shares at a cost of $500,000.

LifeCell Corporation
--------------------

During the third quarter of 2004, the Partnership sold its entire investment in the company for proceeds of $5,072,966 and recorded a realized gain of $3,206,630.

Sanarus Medical, Inc.
---------------------

In September 2004, the Partnership exercised a Series A Preferred warrant for 4,082 shares at a cost of $408.

VenCore Solutions, LLC
----------------------

In March 2004, the Partnership issued a $150,000 convertible unsecured note receivable with an interest rate of 10%. In conjunction with the convertible unsecured note receivable, a Series A warrant was also issued. In August 2004, the Partnership issued another $100,000 convertible unsecured note receivable with an interest rate of 10 percent.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received a cash distribution of $24,366 from Dephi BioVentures, L.P. and Trinity Ventures, which was recorded as a realized gain.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2004, and December 31, 2003, consisted of:


                                           2004           2003
                                        ---------      ---------
Demand accounts                        $2,492,977     $  707,404
Money market accounts                     950,469        623,540
                                        ---------      ---------
                                       $3,443,446     $1,330,944
                                        =========      =========
Restricted cash                        $       --        600,000
Unrestricted cash                       3,443,446        730,944
                                        ---------       --------
  Total                                $3,443,446     $1,330,944
                                        =========      =========


6.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2004, there were unfunded commitments of $175,000.

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

In September 2003, the Partnership guaranteed a line of credit (agreement) for Atherotech, Inc. with a bank. Atherotech, Inc. is a portfolio company of an affiliated partnership under which the Partnership has common control. The terms of the guarantee required the Partnership to secure its obligation to the bank with a segregated money market account in the amount of $600,000 (pledged collateral), which was included in restricted cash on the accompanying balance sheet. In exchange for the guarantee, Atherotech, Inc. issued the Partnership a warrant with an expiration date of September 8, 2010, for the right to purchase stock at a future date. The terms of the warrant stated that (a) if the guarantee was in place for less than six months from the date of the guarantee, the warrant was exercisable for 42,418 of Preferred Series E shares; (b) if the guarantee was in place for six to nine months from the date of the guarantee, the warrant was exercisable for an additional 31,813 of Preferred Series E shares; (c) if the guarantee was in place for more than nine months from the date of the guarantee, the warrant was exercisable for an additional 42,418 of Preferred Series E shares; and (d) if at any time prior to the termination date any demand for payment was made upon the guarantee, the warrant was exercisable for a total of 116,649 Preferred Series E shares. Once earned, the warrants were to be immediately 100 percent vested. The maximum potential amounts for future payments (undiscounted) that the Partnership would be required to make under the guarantee was the amount of the pledged collateral plus accrued interest. The guarantee was to remain in effect as long as Atherotech's agreement with the bank remained outstanding. If Atherotech had defaulted on the agreement, the bank would have taken the pledged collateral and accrued interest as security for the performance of Atherotech's obligation. The Partnership recorded this transaction as a deferred gain for the fair value of the warrants earned to be recognized over the estimated life of the guarantee. In August 2004, Atherotech, Inc. retired the line of credit, and the bank released the Partnership's guarantee. The deferred gain has been fully recognized.

7.     Financial Highlights
       --------------------

                                            For The Nine Months
                                            Ended September 30,
                                           ---------------------
                                            2004          2003
                                           ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period       $72.38        $71.31

Loss from investment operations:
  Net investment loss                       (8.34)            0
  Net realized and unrealized
   gain on investments                       4.72          0.58
                                            -----         -----
  Total from investment operations          (3.62)         0.58
                                            -----         -----
Net asset value, end of period             $68.75        $71.89
                                            =====         =====

Total return                                (5.01)%         .81%

Ratios to average net assets:

 Net investment loss                       (11.82)%           0%
 Expenses                                   12.06%        14.32%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners deficit. As of September 30, 2004 and December 31, 2003, the General Partners have a negative capital balance, after adjustment, of $1,441,574 and $1,435,717, respectively. Net asset value has been calculated in accordance with the provisions of the Partnership Agreement, assuming liquidation.

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

During the nine months ended September 30, 2004, net cash provided by operating activities totaled $2,762,632. The Partnership paid management fees of $58,772 to the Managing General Partners and reimbursed related parties for investment expenses of $745,306. In addition, $41,125 was paid to the Individual General Partners as compensation for their services. Interest income of $4,434 was received. Other investment expenses of $1,921,863 were paid.

During the nine months ended September 30, 2004, the Partnership funded $1,838,403 of equity investments, and issued $250,000 of notes receivable. At September 30, 2004, the Partnership had unfunded commitments of $175,000.

Cash, cash equivalents and restricted cash at September 30, 2004, were $3,443,446. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $2,411,305 for the quarter ended September 30, 2004, compared to a net increase in partners' capital resulting from operations of $1,254,622 for the quarter ended September 30, 2003.

Net unrealized depreciation on equity investments was $5,564,168 and $5,357,902 at September 30, 2004, and December 31, 2003, respectively. During the quarter ended September 30, 2004, the net decrease in unrealized depreciation of equity investments of $4,340,378 was primarily due to the sale of shares in LifeCell Corporation. During the quarter ended September 30, 2003, the net decrease in unrealized depreciation of equity investments of $1,446,789 was attributable to increases in the publicly traded market prices of companies in the medical and communication industries, partially offset by a decrease in the fair value of a privately held portfolio company in the medical industry.

There was a net realized gain of $2,389,975 from sales of equity investments for the quarter ended September 30, 2004. There was no gain in the same quarter in 2003.

Investment expenses were $488,542 for the quarter ended September 30, 2004, compared to $361,076 for the same period in 2003. The increase was primarily due to increased professional fees and investment monitoring and administrative services, partially offset by decreased computer services fees.

During the quarter ended September 30, 2004, the Partnership recorded $21,191 in net realized gains from venture capital limited partnership investments. During the same period in 2003, there were gains of $139,408. The gains represented distributions from venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net decrease in partners' capital resulting from operations was $585,719 for the nine months ended September 30, 2004, compared to a net increase in partners' capital resulting from operations of $2,009,862 for the nine months ended September 30, 2003.

Net unrealized depreciation on equity investments was $5,564,168 and $5,352,902 at September 30, 2004 and December 31, 2003, respectively. During the nine months ended September 30, 2004, the net decrease in unrealized depreciation of equity investments of $19,266 was primarily the result of the sale of shares in companies in the medical and communication industries, partially offset by a decrease in the fair value of a private portfolio company in the medical industry. During the nine months ended September 30, 2003, the net decrease in unrealized depreciation of equity investments of $3,380,716 was primarily the result of increases in the publicly traded market price of companies in the medical and communication industries, partially offset by a decrease in the fair value of a private portfolio company in the medical industry.

Other income of $201,850 was recognized during the nine months ended September 30, 2003. This other income was the result of a settlement between Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, and the Partnership. No such income was recognized in 2004.

Net realized gain from sales of equity investments was $2,975,307 and $0 for the nine months ended September 30, 2004 and 2003, respectively. The gain in 2004 resulted from the sale of LifeCell Corporation and iVillage Inc.

During the nine months ended September 30, 2003, the Partnership wrote off its $200,000 investment in Pherin Pharmaceuticals, Inc. During the same period in 2004, the Partnership wrote off its entire investment of $2,218,124 in WorldRes.com, Inc.

Investment expenses were $1,361,311 for the nine months ended September 30, 2004, compared to $1,640,187 for the same period in 2003. The decrease was primarily due to decreased professional fees and investor and administrative services, partially offset by increased management fees.

During the nine months ended September 30, 2004, the Partnership recorded net realized gains from venture capital limited partnership investments of $24,366. During the same period in 2003, there were gains of $214,500. The gains represented distributions from venture capital limited partnership investments.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 22, 2004   By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Partners III, L.P.
(a Delaware limited partnership)      11/22/2004  12:56 PM