Form 10-K
period 2004-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2005-03-23
CIK 808066

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2004

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

The Partnership was organized as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized additional one-year extensions to the term of the Partnership through December 31, 2006. At the March 12, 2004 meeting, the Independent General Partners approved an extension of the Partnership's term to December 31, 2006.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

No matters were voted on by the Limited Partners in 2004.

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2004, there were 5,679 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                        ---------------------------------------------------------
                                        2004        2003        2002          2001           2000
                                       ------      ------        ------       ------        ------
Total investment income           $   24,586   $    56,905  $    115,953 $   309,810  $  1,158,257

Net investment loss               (2,194,915)   (1,956,877)   (2,027,322) (1,388,085)   (1,667,706)

Net realized gain (loss) from
  sales of equity investments      2,863,502       181,132       375,546   1,514,305    10,703,511

Realized gain from
  venture capital limited
  partnership investments             46,363       291,672       133,884     324,536       587,735

Realized loss from
  investment write-offs           (2,870,965)   (1,370,039)   (6,313,008) (1,727,140)   (2,392,941)

Realized gain from recovery of
  investments previously
  written off                             --            --       459,375          --            --

Net realized loss on foreign
 currency                                 --            --            --          --       (63,370)

Decrease (increase) in
 unrealized depreciation:

  Equity investments               1,745,305     4,646,626    (7,280,360)  1,046,437   (20,273,430)

  Notes receivable                        --        10,437     5,142,683    (313,870)   (4,839,250)

Other income                              --       212,860       774,298          --            --

Net (decrease) increase in
 partners' capital resulting
 from operations                    (410,710)    2,015,811    (8,734,904)   (543,817)  (17,945,451)


Item 6.  SELECTED FINANCIAL DATA (continued)
------   -----------------------------------

Net (decrease) increase in
 partners' capital resulting
 from operations per Unit              (2.54)         1.06        (54.05)      (3.36)       (94.91)

Total assets                       9,784,715    10,268,968     8,224,129  17,025,262    20,832,769

Distributions declared                    --            --            --          --     2,862,928



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
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

For the year ended December 31, 2004, net cash used by operating activities totaled $4,327,462. The Partnership paid management fees of $116,433 to the Managing General Partners and reimbursed related parties for operating expenses of $5,159,137, which includes $3,554,210 of advances made to Dakota Arms during 2004. In addition, $71,125 was paid to the Individual General Partners as compensation for their services. During 2004, the Partnership received cash from related parties of $413,994 and interest income of $5,239. The Partnership also had $600,000 of cash released from restrictions in 2004.

For the year ended December 31, 2004, the Partnership funded equity investments of $2,263,403, primarily to portfolio companies in the medical/biotechnology, retail/consumer products, and information technology industries. Proceeds from sales of equity investments totaled $7,685,808. The Partnership received $46,363 in cash distributions from venture capital limited partnership investments. At December 31, 2004, there was $300,000 of unfunded commitments.

Cash and cash equivalents at December 31, 2004, were $1,872,250.
At December 31. 2004, there was no restricted cash.


Results of Operations
---------------------

2004 compared to 2003
---------------------

The net decrease in partners' capital resulting from operations was $410,710 in 2004 compared to an increase of $2,015,811 in 2003.

Unrealized depreciation on equity investments was $3,667,597 and $5,352,902 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the net decrease in unrealized depreciation of equity investments of $1,745,305 was primarily attributable to the write-off of WorldRes.com and the sale of Lifecell Corporation, iVillage Inc. and Acusphere Inc. In 2003, the net decrease in unrealized depreciation of equity investments of $4,646,626 was primarily attributable to an increase in the publicly traded prices of iVillage Inc. and Acusphere, Inc., partially offset by write-offs of Pherin Pharmaceuticals, Inc. and Pharmadigm, Inc.

During 2004, the Partnership recorded no unrealized depreciation of notes receivable. During 2003, the Partnership recorded an increase in unrealized depreciation of notes receivable of $10,437, primarily related to the payment of notes receivable by Avalon Vision Solutions, Inc.

During 2004, the Partnership recorded a realized loss from investment write-offs of $2,870,965, which represents the Partnership's total investment in WorldRes.com, Inc. and Delphi Ventures L.P. During 2003, the Partnership recorded realized losses from investment write-offs of $1,370,039, which represents the Partnership's total investment in Pherin Pharmaceuticals, Inc. and Pharmadigm, Inc.

During 2004, net realized gain from sales of equity investments totaled $2,863,502, primarily from the sale of shares of Lifecell Corporation. During 2003, net realized gain from sales of equity investments was $181,132, primarily from gains on the sale of shares of Virage, Inc. and White Electronic Designs Corporation.

At December 31, 2004, no other income was received.

Investment expenses were $2,219,501 and $2,013,782 for 2004 and 2003, respectively.

Interest income was $24,586 and $56,905 for 2004 and 2003, respectively.

During 2004, the Partnership recorded net realized gains from venture capital limited partnership investments of $46,363 compared to gains of $291,672 during 2003. The gains represented distributions from profits of venture capital limited partnerships.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

2003 compared to 2002
---------------------

The net increase in partners' capital resulting from operations was $2,015,811 in 2003 compared to a decrease of $8,734,904 in 2002.

Unrealized depreciation on equity investments was $5,352,902 and $10,059,528 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the net decrease in unrealized depreciation of equity investments of $4,646,626 was primarily attributable to an increase in the publicly traded prices of iVillage Inc. and Acusphere, Inc., partially offset by write-offs of Pherin Pharmaceuticals, Inc. and Pharmadigm, Inc. In 2002, the net increase in unrealized depreciation of equity investments of $7,280,360 was primarily attributable to a decrease in the publicly traded price of Endocare, Inc. and decreases in the fair values of portfolio companies in the medical/biotechnology and communications industries. The increase was partially offset by the write-off of American OBGYN, Inc. during 2002, which contributed a net decrease in unrealized depreciation of $1,013,059 as the depreciation was realized upon write-off.

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

During 2003, the Partnership recorded realized losses from investment write-offs of $1,370,039, which represents the Partnership's total investment in Pherin Pharmaceuticals, Inc. and Pharmadigm, Inc. During 2002, the Partnership recorded a realized loss from investment write-offs of $6,313,008, of which $4,836,806 represents the Partnership's total investment in Sutmyn Storage Corporation. The fair value of these notes was reduced to zero during 2000, and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations. Remaining write-offs were related to the Partnership's total investment in American OBGYN, Inc. for $1,226,202, and loans of $250,000 to Thermatrix Inc. American OBGYN, Inc. filed for bankruptcy in February 2002, and the Managing General Partners determined there would be no proceeds from the liquidation.

During 2003, net realized gain from sales of equity investments was $181,132, primarily from gains on the sale of shares of Virage, Inc. and White Electronic Designs Corporation. During 2002, net realized gain from sales of equity investments totaled $375,546, primarily from the sale of Matrix Pharmaceutical, Inc. shares.

Other income was $212,860 for the year ended December 31, 2003 and $774,298 in 2002. In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

Investment expenses were $2,013,782 and $2,143,275 for 2003 and 2002, respectively. In 2002 the Managing General Partners billed the Partnership $63,389 and $18,305 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years the investment expenses for 2002 would have been $2,061,581. The decrease is primarily due to decreased administrative and investor services fees.

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

Code of Ethics
--------------

The Partnership's Code of Ethics applies to the Independent General Partners as well as Technology Funding corporate officers and employees. The Independent General Partners review and approve the Code of Ethics on an annual basis. The Code of Ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on the Partnership's web site, www.techfunding.com. Any amendments to, or waivers from, any provision of the Code that applies to any of the Independent General Partners or executive officers will be disclosed on the web site.

Audit Committee
---------------

As of December 31, 2004, the Independent General Partners had established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole consisted of all of the Independent General Partners for each Technology Funding partnership with John W. Muncaster acting as liaison with the Managing General Partners. On March 11, 2005, the Independent General Partners restructured the Audit Committee of the Whole. An Audit Committee was established whereby Michael
S. Tempesta, an Independent General Partner, will serve as Audit Committee Chairman and the remaining two Independent General Partners will serve as Audit Committee members. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee and the Audit Committee of the Whole did not have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2004, the Partnership incurred management fees of $109,147. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by Managing General Partners in performing their obligations to the Partnership. As compensation for their services, each of the Individual General Partners receive $14,000 annually plus $1,500 for each attended meeting of the Management Committee and committees thereof. In 2004, $71,125 of such compensation was paid. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $72,202 and $68,926 to its independent public accountants, Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2004 and 2003, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $19,778 and $14,409 to Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December 31, 2004 and 2003, respectively. These services included preparation of the Partnership's tax returns.


All Other Fees
--------------

The Partnership did not pay any fees to Grant Thornton LLP for services, other than the services referred to above, for the years ended December 31, 2004 and 2003, respectively.

Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

The Independent General Partners have established procedures for the pre-approval of auditing services and non-auditing services to be performed by the Partnership's independent public accountants. Such pre-approval can be given as part of the Independent General Partners' annual approval of the scope of the engagement of the independent public accountants or on an individual basis.
Approved non-auditing services must be disclosed in the Partnership's periodic public reports. The Independent General Partners pre-approved all of the non-audit services provided by the independent public accountants in 2004.


PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
              10-K

            (1)  Financial Statements - the following financial
                  statements are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004.
                 Balance Sheets as of December 31, 2004 and 2003
                 Statements of Investments as of December 31, 2004 and 2003 Statements of Operations for the years ended December 31, 2004, 2003 and 2002
                  Statements of Partners' Capital for the years
                   ended December 31, 2004, 2003 and 2002
                  Statements of Cash Flows for the years
                   ended December 31, 2004, 2003 and 2002
                  Notes to Financial Statements

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

            (3)  Exhibits

                  14.1  Code of Ethics for the Registrant
                  31.1  Section 302 Sarbanes-Oxley Certifications
                  32.1  Section 906 Sarbanes-Oxley Certifications

        (b)  Reports on Form 8-K

             (1) A report on Form 8-K was filed by the Partnership during the quarter ended June 30, 2004. Pursuant to the Securities and Exchange Commission's Release
                  No. 34-43069, "Commission Guidance on Mini-Tender Offers and Limited Partnership Tender Offers," effective July 31, 2000, the Partnership is obligated to respond to such offers with a recommendation to the Limited Partners.
                  On July 2, 2004, the Partnership filed the letter sent to Limited Partners regarding a mini-tender offer for Limited Partnership units under Item 5, Other Events.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners of
     Technology Funding Partners III, L.P.:

We have audited the accompanying balance sheets of Technology Funding Partners III, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2004 and 2003. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital, and its cash flows for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 11, 2005

BALANCE SHEETS
--------------

                                                       December 31,
                                                ------------------------
                                                  2004            2003
                                                --------        --------
ASSETS

Equity investments (cost basis of
 $8,425,775 and $13,836,296 for 2004
 and 2003, respectively)                     $ 4,758,178     $ 8,483,394

Cash and cash equivalents                      1,872,250         730,944
Restricted cash                                       --         600,000
Prepaid expenses                                 147,024         204,932
Due from related parties, net                  2,997,390         233,201
Other assets                                       9,873          16,497
                                              ----------      ----------
      Total assets                           $ 9,784,715     $10,268,968
                                              ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    42,604     $    62,084
Other liabilities                                  7,914          61,977
                                              ----------      ----------
      Total liabilities                           50,518         124,061

Commitments and contingencies
 See Note 9

Partners' capital
 (160,000 Limited Partner Units
  outstanding)                                 9,734,197      10,144,907
                                              ----------      ----------
      Total liabilities
       and partners' capital                 $ 9,784,715     $10,268,968
                                              ==========      ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or    December 31, 2004      December 31, 2003
Industry                                Shares at    -----------------      -----------------
(1)                         Investment December 31,  Cost       Fair        Cost        Fair
Company           Position     Date       2004       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
1.7% and 10.2% at December 31, 2004 and 2003, respectively
-----------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2004       27,500 $  152,401  $  169,950  $  990,716  $  860,542
WorldRes.com, Inc. Common       1997-
 (a) (b)           shares       2001      604,392          0           0   2,218,124     181,317
                                                   ---------   ---------   ---------   ---------
                                                     152,401     169,950   3,208,840   1,041,859
                                                   ---------   ---------   ---------   ---------















STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Environmental
-------------
0.0% and 0.0% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares       1999        4,099     79,792          --      79,792          --
Triangle           Common
 Biomedical        share
 Sciences, Inc.(a) warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099      4,099          --       4,099          --
                                                   ---------   ---------   ---------   ---------
                                                      83,891          --      83,891          --
                                                   ---------   ---------   ---------   ---------
High Tech/Financial
-------------------
5.2% and 2.7% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Vencore Solutions, LLC
 LLC (a)(b)        units        2002      625,000    625,000     250,000     625,000     250,000
Vencore Solutions, Bridge
 LLC (a)(b)        loan         2004      425,000    444,347     177,738          --          --
Vencore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001
                   expiring
                   2007         2002       62,500         --      24,975          --      24,975
Vencore Solutions, LLC unit
 LLC (a)(b)        warrants
                   at $0.001
                   expiring
                   2009         2004      127,500         --      50,949          --          --
                                                  ----------  ----------  ----------  ----------
                                                   1,069,347     503,662     625,000     274,975
                                                  ----------  ----------  ----------  ----------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
4.3% and 2.2% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
KeyEye
 Communications,   Preferred    2002-
 Inc. (a)(b)       Shares       2004    5,366,165  1,050,000     420,000     550,000     220,000
                                                   ---------   ---------   ---------   ---------
                                                   1,050,000     420,000     550,000     220,000
                                                   ---------   ---------   ---------   ---------

Medical/Biotechnology
---------------------
27.1% and 65.4% at December 31, 2004 and 2003, respectively
-----------------------------------------------------------
Acusphere, Inc.    Common
 (a)               shares       2003           --         --          --   1,840,250   1,105,426
Atherotech, Inc.   Preferred
                   share
                   warrant
                   at exercise
                   price $2.83;
                   expiring
                   2010         2004      159,067         --      52,800          --      48,000
CareCentric        Common
 Solutions, Inc.   shares       1999       47,836    382,875       3,588     382,875       3,630
CellzDirect,       Preferred    2002-
 Inc. (a)(b)       shares       2003    2,029,232    783,882     313,553     540,000     216,000


STATEMENTS OF INVESTMENTS (continued)
------------------------------------
CollaGenex
Pharmaceuticals,   Common
 Inc.              shares       2001        6,819     54,444      50,051      54,444      75,895
Endocare, Inc.     Common       1996-
 (b)               shares       2004      502,029  1,457,963   1,255,066   1,416,252     990,542
Applied
 NeuroSolutions, Inc.
 (formerly
 Hemoxymed,        Common
  Inc.) (a)        shares       1993           --         --          --     125,000       4,659
Impres Medical     Preferred
 Inc. (a)          shares       2004      227,778    250,000     100,000          --          --
LifeCell           Common       1992-
 Corporation       shares       2002           --         --          --   1,866,336   3,416,571
Natus Medical,     Common
 Inc.              shares       2002       16,225     84,484     129,800      84,484      67,983
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2001    1,465,241  1,779,888     735,876   1,779,483     735,713
Sanarus Medical,   Bridge loan
 Inc. (a) (b)      warrants at
                   exercise
                   price TBD;
                   expiring
                   2006         2001          195        195          78         195          78
                                                  ----------  ----------  ----------  ----------
                                                   4,793,731   2,640,812   8,089,319   6,664,497
                                                  ----------  ----------  ----------  ----------
Retail/Consumer Products
------------------------
7.8% and 0.0% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Dakota Arms        Preferred
 Inc. (a) (b)      Shares       2004      285,715    500,001     500,001          --          --
Dakota Holdings    LLC
 LLC (a) (b)       units        2004      150,000    150,000     262,500          --          --
                                                   ---------   ---------   ---------   ---------
                                                     650,001     762,501          --          --
                                                   ---------   ---------   ---------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
2.7% and 2.8% at December 31, 2004 and 2003, respectively
---------------------------------------------------------
Columbine          Ltd.
 Venture Fund II,  Partnership
 L.P. (a)          interests   various   $750,000    415,224     176,475     415,224     176,475
Delphi             Ltd.
 Ventures, L.P.    Partnership
 (a)               interests   various $1,000,000         --          --    652,842           --
Medical Science    Ltd.
 Partners, L.P.    Partnership
 (a)               interests   various   $500,000    187,222      72,801     187,222      93,611
O,W&W Pacrim       Ltd.
 Investments       Partnership
 Limited (a)       interests   various        200        505         250         505         250
Trinity Ventures   Ltd.
 IV, L.P. (a)      Partnership
                   interests   various   $125,008     23,453      11,727      23,453      11,727
                                                  ----------  ----------  ----------  ----------
                                                     626,404     261,253   1,279,246     282,063
                                                  ----------  ----------  ----------  ----------
Total investments - 48.9% and 83.2% at
 December 31, 2004 and 2003, respectively        $ 8,425,775 $ 4,758,178 $13,836,296 $ 8,483,394
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/04 and 12/31/03.
(2) The Partnership has no income-producing equity investments.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                       For the Years Ended December 31,
                                      ----------------------------------
                                       2004          2003          2002
                                       ----          ----          ----
Investment income:
  Notes receivable interest        $   19,347    $   44,125   $    49,819
  Short-term investment interest        5,239        12,780        66,134
                                    ---------     ---------     ---------
      Total investment income          24,586        56,905       115,953

Investment expenses:
  Management fees                     109,147        87,781       152,636
  Individual General
   Partners' compensation              71,125        60,000        64,500
  Administrative and
   investor services                1,330,864     1,265,638     1,401,601
  Investment operations               513,022       357,264       255,646
  Computer services                   105,963        87,908       134,144
  Professional fees                    89,380       155,191       134,748
                                    ---------     ---------     ---------
      Total investment expenses     2,219,501     2,013,782     2,143,275
                                    ---------     ---------     ---------
Net investment loss                (2,194,915)   (1,956,877)   (2,027,322)
                                    ---------     ---------     ---------

Net realized gain from
  sales of equity investments       2,863,502       181,132       375,546
Realized gain from venture capital
  limited partnership investments      46,363       291,672       133,884
Realized loss from investment
  write-offs                       (2,870,965)   (1,370,039)   (6,313,008)
Realized gain from recovery of
  investments previously
  written off                              --            --       459,375
                                    ---------     ---------     ---------
Net realized income (loss)             38,900      (897,235)   (5,344,203)
                                    ---------     ---------     ---------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                      For the Years Ended December 31,
                                     ----------------------------------
                                       2004         2003          2002
                                       ----         ----          ----
Decrease (increase) in unrealized
 depreciation:
  Equity investments                1,745,305     4,646,626    (7,280,360)
  Notes receivable                         --        10,437     5,142,683
                                    ---------     ---------     ---------
Net decrease (increase) in
 unrealized depreciation            1,745,305     4,657,063    (2,137,677)
                                    ---------     ---------     ---------

Other income                               --       212,860       774,298
                                    ---------     ---------     ---------
Net (decrease) increase in
 partners' capital resulting
 from operations                   $ (410,710)  $ 2,015,811   $(8,734,904)
                                    =========     =========     =========
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit          $    (2.54)  $      1.06   $    (54.05)
                                    =========     =========     =========






















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2004, 2003 and 2002:


                              Limited       General
                              Partners      Partners         Total
                              --------      --------         -----

Partners' capital,
  January 01, 2002          $20,058,849  $(3,194,849)   $16,864,000

Net investment loss          (2,007,049)     (20,273)    (2,027,322)
Net realized loss            (5,290,760)     (53,443)    (5,344,203)
Net increase in
 unrealized depreciation     (2,116,300)     (21,377)    (2,137,677)
Other income                    766,555        7,743        774,298
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2002          11,411,295   (3,282,199)     8,129,096

Net investment loss                  --   (1,956,877)    (1,956,877)
Net realized income (loss)       78,024     (975,259)      (897,235)
Net (increase) decrease in
 unrealized depreciation       (119,426)   4,776,489      4,657,063
Other Income                    210,731        2,129        212,860
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2003         $11,580,624  $(1,435,717)   $10,144,907


Net investment loss          (2,172,966)     (21,949)    (2,194,915)
Net realized income              38,511          389         38,900
Net decrease in
 unrealized depreciation      1,727,852       17,453      1,745,305
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2004         $11,174,021  $(1,439,824)   $ 9,734,197
                             ==========    =========     ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2004           2003          2002
                                     ------         ------        ------
Net (decrease) increase in
 partners' capital resulting
 from operations                 $  (410,710)  $ 2,015,811   $(8,734,904)

Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Net realized gain from sales
   of equity investments          (2,863,502)     (181,132)     (375,546)
  Realized gain from venture
   capital limited partnership
   investments                       (46,363)     (291,672)     (133,884)
  Realized loss from
   investment write-offs           2,870,965     1,370,039     6,313,008
  Realized gain from recovery
   of investments previously
   written off                            --            --      (459,375)
  Net (decrease) increase in
   unrealized depreciation:
    Equity investments            (1,745,305)   (4,646,626)    7,280,360
    Notes receivable                      --       (10,437)   (5,142,683)
  Net changes in operating assets and
   liabilities:
    Accrued interest on notes
     receivable                      (19,347)       37,119        (2,318)
    Other receivable, net                 --       774,298      (774,298)
    Restricted cash                  600,000      (600,000)           --
    Prepaid expenses                  57,908        57,909      (262,841)
    Due from related parties, net (2,764,189)     (233,201)           --
    Accounts payable and accrued
     expenses                        (19,480)       (3,361)      (44,129)
    Due to related parties                --       (47,611)       (2,100)
    Other assets and liabilities,
     net                              12,561       (46,768)         (365)
                                   ---------     ---------    ----------
  Net cash used by operating
   activities                     (4,327,462)   (1,805,632)   (2,339,075)
                                   ---------     ---------    ----------


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2004           2003          2002
                                     ------         ------        ------
Cash flows from investing
 activities:
  Purchase of equity investments  (2,263,403)     (609,483)   (2,996,463)
  Repayments of notes receivable          --            --       250,000
  Proceeds from recovery
   of investments previously
   written off                            --            --       459,375
  Proceeds from sales of equity
   investments                     7,685,808       535,440       644,775
  Distributions from venture
   capital limited partnerships       46,363       291,672        46,385
                                   ---------     ---------    ----------
  Net cash provided (used) by
   investing activities            5,468,768       217,629    (1,595,928)
                                   ---------     ---------    ----------
Cash flows from financing
 activities:                              --            --            --
                                   ---------     ---------    ----------

Net increase (decrease) in cash
 and cash equivalents              1,141,306    (1,588,003)   (3,935,003)

Cash and cash equivalents
 at beginning of year                730,944     2,318,947     6,253,950
                                   ---------     ---------    ----------
Cash and cash equivalents
 at end of year                   $1,872,250   $   730,944   $ 2,318,947
                                   =========     =========    ==========
Supplemental disclosure of non-cash
 activity:
  Amortization of deferred gain on
   Warrants (See Note 9)           $  60,000            --           --
                                   ==========       ==========     ===========









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

For the period from December 5, 1986, through March 25, 1987, the Partnership was inactive. The Partnership filed a registration statement with the Securities and Exchange Commission on March 25, 1987, and commenced selling Units of limited partnership interest (Units) in April 1987. On June 2, 1987, the minimum number of Units required to commence Partnership operations (6,000) had been sold. The offering terminated with 160,000 Units sold on February 3, 1989. The Partnership's original contributed capital was $40,040,054, consisting of $40,000,000 from Limited Partners for 160,000 Units and $40,054 from General Partners. The General Partners do not own any Units. The Partnership was scheduled to be dissolved on December 31, 1996, but the term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized the Partnership's Management Committee to extend the Partnership for up to two one-year additional terms. At the March 12, 2004 meeting, the Management Committee approved an extension of the Partnership's term to December 31, 2006.


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

Investments
-----------

Investments are carried at estimated fair value as determined below.

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

At December 31, 2004 and 2003, the investment portfolio included private company investments totaling $2,888,464 and $2,738,167, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $1,225,073 and $990,542 at December 31, 2004 and 2003, respectively.
Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Net (Decrease) Increase in Partners' Capital Resulting from Operations Per
--------------------------------------------------------------------------
Unit
----

Net (decrease) increase in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 160,000 for the years ended December 31, 2004, 2003 and 2002, into the total net (decrease) increase in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2004 and 2003, was $10,850,363 and $15,277,360, respectively. At December
31, 2004 and 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2004           2003
                                      ------------   ------------
Unrealized appreciation               $   266,699    $ 1,909,100
Unrealized depreciation                (6,358,884)    (8,703,066)
                                        ---------      ---------
Net unrealized depreciation           $(6,092,185)   $(6,793,966)
                                        =========      =========

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2004, 2003 and 2002 were as follows:




                                       For the Years Ended December 31,
                                     -----------------------------------
                                      2004          2003           2002
                                     ------        ------         ------
Management fees                   $  109,147    $   87,781      $152,636
Individual General
 Partners' compensation               71,125        60,000        64,500
Reimbursable operating expenses:
  Administrative, investor
   services and professional
   fees                            1,420,244     1,420,829     1,536,349
  Investment operations              513,022       357,264       255,646
  Computer services                  105,963        87,908       134,144


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $8,799 and $16,085 and were included in due from related parties, net at December 31, 2004 and 2003, respectively.

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

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. Amounts due from related parties for such expenses totaled $548,021 and $113,719 at December 31, 2004 and 2003, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2002 the Managing General Partners billed the Partnership $81,694 for operating expenses incurred during 2001 and prior years.

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.


Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. The amount of prepaid operating expenses was $272,793, and is being amortized over the remaining expected employment period. During 2004, 2003 and 2002, the partnership recognized $57,908 $57,909 and $9,952 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At December 31, 2004, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc., Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $15,851.

As of December 31, 2004 and 2003, the Partnership has a due from related party receivable of $3,554,210 and $0, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments in Dakota Holdings or otherwise paid in cash.

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

Marketable Equity Securities
----------------------------

At December 31, 2004 and 2003, marketable equity securities had aggregate costs of $2,132,167 and $3,378,855, respectively, and aggregate fair values of $1,608,462 and $4,424,621, respectively. The net unrealized gain at December 31, 2004 and 2003, respectively, included gross gains of $62,865 and $1,799,905, respectively.

Restricted Securities
---------------------

At December 31, 2004 and 2003, restricted securities had aggregate costs of $6,293,608 and $10,457,441, respectively, and aggregate fair values of $3,149,716 and $4,058,773, respectively, representing 32.2 percent and 31.3 percent, respectively, of the net assets of the Partnership.


Significant purchases, sales and write-offs of equity investments during 2004 are as follows:

Applied NeuroSolutions, Inc.
----------------------------

In September 2004, the Partnership sold its entire investment in the company for proceeds of $2,309, realizing a loss of $122,691.

Acusphere, Inc.
---------------

In August, September and October 2004, the Partnership sold its entire investment in the company for proceeds of $1,034,480, realizing a loss of $805,770.


Atherotech, Inc.
-----------------
In September 2004, the Partnership received Preferred share warrants in conjunction with a loan guarantee. The Partnership received 159,067 shares at an estimated fair value of $132,000, prior to discount.

CellzDirect, Inc.
----------------

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

Impres Medical, Inc.
--------------------

In August 2004, the Partnership purchased 277,778 Series B Preferred shares at a cost of $250,000.

iVillage Inc.
-------------

In the first quarter of 2004, the Partnership sold its entire investment in the company for proceeds of $1,576,047 and recorded a realized gain of $585,332. In May and July 2004, the Partnership repurchased 20,000 and 7,500 shares at a cost of $110,776 and $41,625, respectively.

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

VenCore Solutions, LLC
----------------------

In March, August and October 2004, the Partnership issued a $150,000, $100,000 and $175,000 convertible unsecured note receivable, respectively, with an interest rate of 10%. In conjunction with the convertible unsecured note receivables, Series A warrants were also issued.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

During 2004, the Partnership received cash distributions of $46,363, which were recorded as realized gains. The Partnership did not receive any stock distributions in the year ended December 31, 2004.

In the year ended December 31, 2004, the Partnership recorded a $20,810 decrease in fair value primarily as a result of the above distributions and a net decrease in the fair value of the underlying investments of the partnerships.

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

5.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    -------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                          For the Years Ended December 31,
                                         ----------------------------------
                                           2004          2003        2002
                                          ------        ------      ------
Unrealized (depreciation)
 appreciation from cost of
 marketable equity securities       $  (523,705)  $ 1,045,766  $(1,498,291)

Unrealized depreciation from
 cost of non-marketable equity
 securities                          (3,143,892)   (6,398,668)  (8,561,237)

Unamortized deferred gain (Note 9)           --       (60,000)          --
                                     ----------    ----------    ---------
Unrealized depreciation from
 cost at end of year, net of
 unamortized deferred gain           (3,667,597)   (5,412,902) (10,059,528)

Unrealized depreciation from cost
 at beginning of year, net of
 unamortized deferred gain           (5,412,902)  (10,059,528)  (2,779,168)
                                     ----------    ----------    ---------
Net decrease (increase) in
 unrealized depreciation of
 equity investments                 $ 1,745,305   $ 4,646,626  $(7,280,360)
                                     ==========    ==========    =========

6.  Notes Receivable
    ----------------

Activity from January 1 through December 31 consisted of:

                                               2004            2003
                                              ------          ------
Balance, beginning of year                $       --      $    2,608

Notes receivable written off                      --         (16,628)
Repayments of notes receivable                    --          (4,334)
Change in accrued interest                        --           7,917
Net decrease in unrealized
 depreciation of notes receivable                 --          10,437
                                           ---------       ---------
Balance, end of year                      $       --      $        0
                                           =========       =========

In September 2002, notes receivable and accrued interest due from Sutmyn Storage Corporation in the amount of $4,836,806 were written off. The fair value of these notes was reduced to zero during 2000 and it has been determined by the Managing General Partners that there will be no recovery on the notes as the company has ceased operations.

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2004 and 2003, consisted of:

                                          2004                 2003
                                         ------               ------
Demand accounts                      $1,871,598           $  707,404
Money market accounts                       652              623,540
                                      ---------            ---------
  Total                              $1,872,250           $1,330,944
                                      =========            =========

Restricted cash                      $       --              600,000
Unrestricted cash                     1,872,250              730,944
                                      ---------             --------
  Total                              $1,872,250           $1,330,994
                                      =========            =========

8.  Restricted Cash
    ---------------

In September 2003, the Partnership guaranteed a $600,000 line of credit for Atherotech, depositing that amount in a segregated bank account. See Notes 4 and 9.


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

In October 2000, Kanematsu Corporation, a creditor of one of the Partnership's portfolio companies, initiated an arbitration proceeding against the Partnership, two affiliated partnerships, and a fourth co-investor. Kanematsu was seeking to recover $2,000,000, the purchase price in a contract by which the Partnership and the other entities were alleged to have agreed to purchase certain debt securities of the portfolio company from Kanematsu. The Partnership and affiliated partnerships asserted counterclaims against Kanematsu. On February 12, 2002, the Partnership, affiliated partnerships and the co-investor were awarded $4,000,000 and all of Kanematsu's claims were denied. The Partnership recognized revenue and a receivable of $666,667 as of February 12, 2002, for its proportionate share of the award. Kanematsu appealed the order but in early November 2002 paid a forbearance fee of $200,000 in exchange for an option to settle all liabilities. On November 29, 2002, Kanematsu agreed to settle for $3,999,999. On February 13, 2003, the Partnership received $774,298, representing its proportionate share of the settlement, plus accrued interest, less disputed legal fees. The Partnership recognized the additional revenue and a receivable of $107,631 at December 31, 2002. In March 2003, the law firm remitted an additional amount of $193,830 to the Partnership.

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

In September 2003, the Partnership guaranteed a line of credit (agreement) for Atherotech, Inc. with a bank. Atherotech, Inc. is a portfolio company of an affiliated partnership under which the Partnership has common control. The terms of the guarantee required the Partnership to secure its obligation to the bank with a segregated money market account in the amount of $600,000 (pledged collateral), which was included in restricted cash on the accompanying balance sheet. In exchange for the guarantee, Atherotech, Inc. had issued the Partnership a warrant, with the right to purchase stock at a future date, which was to expire September 8, 2010. The terms of the warrant stated that (a) if the guarantee is in place for less than 6 months from the date of the guarantee, the warrant is exercisable for 42,418 of Preferred Series E shares; (b) if the guarantee is in place for 6 to 9 months from the date of the guarantee, the warrant is exercisable for an additional 31,813 of Preferred Series E shares; (c) if the guarantee is in place for more than 9 months from the date of the guarantee, the warrant is exercisable for an additional 42,418 of Preferred Series E shares; and (d) if at any time prior to the termination date any demand for payment is made upon the guarantee, the warrant is exercisable for an additional 42,418 Preferred Series E shares. The maximum potential amounts for future payments (undiscounted) that the Partnership would be required to make under the guarantee is the amount of the pledged collateral plus accrued interest. The guarantee was to remain in effect as long as Atherotech's agreement with the bank remained outstanding. In the event of Atherotech's default on the agreement, the bank would take the pledged collateral and accrued interest, as security for the performance of Atherotech's obligation. The Partnership recorded this transaction as a deferred gain for the fair value of the warrants earned, recognized over the estimated life of the guarantee. As of December 31, 2003, there was a deferred gain of $60,000. In August 2004, Atherotech, Inc. retired the line of credit, and the bank released the Partnership's guarantee. The deferred gain has been fully recognized as of December 31, 2004.

10. Financial Highlights
    --------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2004           2003          2002
                                     ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                  $72.38        $71.32       $125.37

Loss from investment
 operations:
  Net investment loss                 (13.58)           --         (7.75)
  Net realized and unrealized
   gain (loss) on investments          11.04          1.06        (46.30)
                                       -----         -----         -----
  Total from investment operations     (2.54)         1.06        (54.05)
                                       -----         -----         -----
Net asset value, end of period        $69.84        $72.38        $71.32
                                       =====         =====         =====

Total return                           (3.51)         1.48%       (43.11)%

Ratios to average net assets:

 Net investment loss                  (19.10)%           0%        (7.88)%

 Expenses                              19.51%        17.52%        13.62%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners deficit. As of December 31, 2004, 2003 and 2002 the General Partners had a negative capital balance of $1,439,824, $1,435,177 and $3,282,199, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners





Date:  March 23, 2005    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President, Chief Executive Officer
                                      Chief Financial Officer and
                                      Chairman of Technology Funding Inc.
                                      and Managing General Partner of
                                      Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

 /s/Charles R. Kokesh         President, Chief       March 23, 2005
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners III, L.P.      2:21 PM     03/23/05
(a Delaware limited partnership)



Page 1 of 3
Technology Funding Partners III, L.P.
(a Delaware limited partnership)