Form 10-Q
period 2005-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2005-08-15
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2005

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                           (unaudited)
                                             June 30,       December 31,
                                               2005             2004
                                           -----------      ------------
ASSETS

Equity investments (cost of $8,622,310
 and $8,557,775 for June 30, 2005, and
 December 31, 2004, respectively)          $ 3,757,509       $ 4,758,178
Cash and cash equivalents                        1,913         1,872,250
Prepaid expenses                               118,070           147,024
Other assets                                     2,609             9,873
Due from related parties, net                2,392,093         2,997,390
                                            ----------        ----------
     Total assets                          $	6,272,194       $ 9,784,715
                                            ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    45,096       $    42,604
Other liabilities                                7,914             7,914
                                            ----------        ----------
     Total liabilities                          53,010            50,518

Commitments and contingencies (See Note 7)

Partners' capital:
 Limited Partners                            7,694,158        11,174,021
  (160,000 Units outstanding)
 General Partners                           (1,474,974)       (1,439,824)
                                            ----------        ----------
                                             6,219,184         9,734,197
                                            ----------        ----------
     Total liabilities and
      partners' capital                    $ 6,272,194        $9,784,715
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or     June 30, 2005         December 31, 2004
Industry                                Shares at   -----------------       -----------------
(1)                         Investment   June 30,    Cost       Fair        Cost        Fair
Company           Position     Date       2005       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
0.0% and 1.7% at June 30, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2004           --      -           -         152,401     169,950
                                                  ----------   ---------  ----------   ---------


Environmental
-------------
0.0% and 0.0% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
Triangle           Common
 Biomedical        shares and
 Sciences, Inc.(a) attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099     83,891           0      83,891           0
                                                  ----------   ---------  ----------   ----------
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
                                        Principal
                                        Amount or     June 30, 2005         December 31, 2004
Industry                                Shares at   -----------------       -----------------
(1)                         Investment   June 30,    Cost       Fair        Cost        Fair
Company           Position     Date       2005       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----

High-Tech/Financial
-------------------
4.4% and 5.2% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
VenCore Solutions,
 LLC (a)(b)        various (2)  2002-
                                2005      various    1,169,946     271,990   1,069,347   503,662
                                                    ----------   ---------  ----------  --------
Industrial/Business Automation
------------------------------
0.0% and 0.0% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
CheckTech
 Financial
 Corporation       Bridge
 (a) (b)           Loan (2)     2005       75,000       77,104          0           0          0
                                                    ----------   --------   ---------   --------

Information Technology
----------------------
6.8% and 4.3% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
KeyEye
 Communications,   Preferred    2002-
 Inc. (a)(b)       shares       2004    5,366,165    1,050,000     420,000    1,050,000     420,000
                                                    ----------   ---------    ---------    --------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
                                        Principal
                                        Amount or     June 30, 2005         December 31, 2004
Industry                                Shares at   -----------------       -----------------
(1)                         Investment   June 30,    Cost       Fair        Cost        Fair
Company           Position     Date       2005       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Medical/Biotechnology
---------------------
40.2% and 27.1% at June 30, 2005, and December 31, 2004, respectively
---------------------------------------------------------------------
CellzDirect, Inc.  Preferred    2002-
                   shares       2004    2,029,232    783,882     313,553     783,882     313,553
Endocare, Inc.     Common       1996-
 (b)               shares       2004      470,179  1,336,627   1,880,716   1,457,963   1,255,066
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2005    1,841,179  2,080,085     198,868   1,779,888     735,876
Various                         1999-
 investments       various      2004      various    764,875     106,388     903,998     336,317
                                                  ----------   ---------  ----------   ---------
                                                   4,965,469   2,499,525   4,925,731   2,640,812
                                                  ----------   ---------  ----------   ---------











STATEMENTS OF INVESTMENTS (continued)
------------------------------------
                                        Principal
                                        Amount or     June 30, 2005         December 31, 2004
Industry                                Shares at   -----------------       -----------------
(1)                         Investment   June 30,    Cost       Fair        Cost        Fair
Company           Position     Date       2005       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Retail/Consumer Products
------------------------
4.9% and 7.8% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
Dakota Arms,      Preferred
 Inc. (a) (b)     shares        2004       285,715   500,001   200,001       500,001     500,001
Dakota Holdings   LLC
 LLC (a) (b)      units         2004       150,000   150,000   105,000       150,000     262,500
                                                     -------   -------       -------     -------
                                                     650,001   305,001       650,001     762,501
                                                     -------   -------       -------     -------
Venture Capital Limited Partnership Investments
-----------------------------------------------
4.2% and 2.7% at June 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------
Various
 Investments      various       various    various   625,899   260,993     626,404      261,253
                                                     -------   -------     -------      -------

Total investment 60.4% and 48.9% at
 June 30, 2005, and December 31, 2004,
 respectively                                    $ 8,622,310  $3,757,509  $8,557,775   $4,758,178
                                                  ==========  ==========  ==========   =========


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Legends and footnotes:

--  No investment held at end of period.
0   Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 06/30/05 and 12/31/04.
(2) The Partnership has two income-producing equity investments: VenCore Solutions, LLC convertible unsecured note receivable and CheckTech Financial Corporation convertible unsecured note receivable.  The interest rates on these notes during the three and six-month periods ended June 30, 2005, was 10%.
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                          For the Three Months             For the Six Months
                                             Ended June 30,                   Ended June 30,
                                          ---------------------           ---------------------
                                           2005           2004             2005           2004
                                          ------         ------           ------         ------
Investment income:
 Notes receivable interest             $    2,702  $      3,793        $    2,702   $     3,793
 Short-term investment interest                 2         1,400                 3         3,067
                                        ---------    ----------         ---------    ----------
    Total investment income                 2,704         5,193             2,705         6,860

Investment expenses:
 Management fees                           22,140        29,193            46,603        54,865
 Individual General Partners'
  compensation                             19,500        15,000            34,500        30,625
 Administrative and investor services     349,540       150,932           734,259       460,896
 Investment operations                     79,935        47,020           174,557       240,075
 Professional fees                         51,310        17,487            99,468        32,039
 Computer services                         42,897        33,063            85,268        54,269
 Bad debt expense                       1,357,201            --         1,357,201            --
                                        ---------    ----------         ---------    ----------
    Total investment expenses           1,922,523       292,695         2,531,856       872,769
                                        ---------    ----------         ---------    ----------
Net investment loss                    (1,919,819)     (287,502)       (2,529,151)     (865,909)
                                        ---------    ----------         ---------    ----------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------
Net realized gain from sales
 of equity investments                     92,678            --            75,346       585,332
Realized loss from write-off of
 equity investments                            --    (2,218,124)             (505)   (2,218,124)
Realized gains from venture capital
 limited partnership investments               --            --             4,500         3,175
                                        ---------    ----------         ---------    ----------
Net realized income (loss)                 92,678    (2,218,124)           79,341    (1,629,617)
                                        ---------    ----------         ---------    ----------

(Increase) decrease in unrealized
 depreciation:
  Equity investments                     (906,976)    2,933,080        (1,065,203)    4,321,112
                                        ---------    ----------         ---------    ----------
Net (decrease) increase in partners'
 capital resulting from
 operations                            (2,734,117)   $  427,454        (3,515,013)   $1,825,586
                                        =========    ==========         =========    ==========
Net (decrease) increase in partners'
 capital resulting from
  operations per Unit                  $   (16.92)  $      1.93        $   (21.75)   $     1.95
                                        =========    ==========         =========    ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                             2005             2004
                                           --------         --------
Net (decrease) increase in partners'
 capital resulting from operations       (3,515,013)      $1,825,586

Adjustments to reconcile net increase
 in partners' capital resulting from
 operations to net cash used by
 operating activities:
  Bad debt expense                        1,357,201               --
  Realized gain from sales of
   equity investments                       (75,346)        (585,332)
  Realized gain from venture capital
   limited partnership investments           (4,500)          (3,175)
  Realized loss from write-off of
   equity investments                           505        2,218,124
  Net increase (decrease) in unrealized
   depreciation of equity investments     1,065,203       (4,321,112)
  Net change in operating assets
   and liabilities:
    Prepaid expenses                         28,954           28,954
    Accrued interest on notes receivable     (2,703)          (3,792)
    Accounts payable and accrued expenses     2,492          (37,324)
    Other liabilities                            --           (1,977)
    Due from related parties, net          (751,904)         222,486
    Other changes, net                        7,265           13,184
                                           ---------       ---------
  Net cash used by
   operating activities                  (1,887,846)        (644,378)
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         488,009       1,576,047
 Purchase of investments                    (300,000)       (802,487)
 Purchase of notes receivable               (175,000)             --
 Distribution from venture capital
  limited partnership investments              4,500           3,175
                                           ---------       ---------

 Net cash provided by investing
  activities                                  17,509         776,735
                                           ---------       ---------

Net (decrease) increase in cash and
 cash equivalents                         (1,870,337)        132,357

Cash and cash equivalents at beginning
 of year                                   1,872,250         730,944
                                           ---------       ---------
Cash and cash equivalents
 at June 30                               $    1,913      $  863,301
                                           ---------       ---------

Supplemental disclosure of non-cash
 activity:
 Amortization of deferred gain
  on warrants (See Note 7)                        --      $   60,000
                                           =========       =========













The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.     Uncertain Future of the Partnership
       -----------------------------------

The uncertainties arising from the timing of future liquidation events raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2005, and December 31, 2004, was $12,306,031 and $10,850,363,
respectively. At June 30, 2005, and December 31, 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:


                                        June 30,     December 31,
                                          2005          2004
                                      ------------   ------------
Unrealized appreciation               $   597,532        266,699
Unrealized depreciation                (9,146,054)    (6,358,884)
                                       ----------      ---------
Net unrealized depreciation           $(8,548,522)   $(6,092,185)
                                       ==========      =========


4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 2005 and 2004, were as follows:

                                            2005              2004
                                         ---------          --------
Management fees                             46,603         $ 54,865
Individual General Partners'
 compensation                               34,500           30,625
Reimbursable operating expenses           1,093,552         701,529


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $747,830 due to related parties and included in due from related parties, net at June 30, 2005, and $548,021 due to related parties and included in due from related parties, net at December 31, 2004.

Management fees due to the Managing General Partners and included in due from related parties, net were $7,380 and $8,799 at June 30, 2005, and December 31, 2004, respectively.

Fees due to the Independent General Partners and included in due from related parties, net were $19,500 and $0 at June 30, 2005, and December 31, 2004, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. One of the Managing General Partners serves as interim CEO and Chairman of the Board for Dakota Arms, Inc., a portfolio company. The Managing General Partner does not receive any compensation for these services.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of June 30, 2005, the Partnership has recognized expense of $144,771. No adjustment to the retention bonus amount previously paid by the Partnership is made upon the resignation of personnel. The Managing General Partners may adjust the retention bonus amount when a replacement person is hired.

As of June 30, 2005 and December 31, 2004, the Partnership has a gross due from related party receivable of $4,524,004 and $3,554,210, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments. Management periodically reviews the receivable for collectibility. Based on this review, management has recorded a reserve on the receivable of $1,357,201 as of June 30, 2005. There was no such reserve as of December 31, 2004.


5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At June 30, 2005, and December 31, 2004, marketable equity securities had aggregate costs of $1,719,502 and $2,132,167, and aggregate fair values of $1,884,304 and $1,608,462, respectively. The net unrealized gain at June 30, 2005, and December 31, 2004, included gross gains of $544,089 and $62,865, respectively.

Restricted Securities
---------------------

At June 30, 2005, and December 31, 2004, restricted securities had aggregate costs of $6,902,808 and $6,293,608, respectively, and aggregate fair values of $1,873,205 and $3,149,716, respectively, representing 30.1 percent and 32.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the six months ended June 30, 2005, are as follows:

Acambis Plc
------------
In March 2005, the Partnership sold its entire investment in the company for proceeds of $4,350 and recorded a realized gain of $4,350. This investment was written off for book purposes in 2002.

iVillage Inc.
-------------

In March 2005, the Partnership sold its entire investment in the company for proceeds of $151,732 and recorded a realized loss of $669.

CheckTech Financial Corporation
-------------------------------

In March 2005, the Partnership invested in the company with a bridge loan in the amount of $75,000 with a fixed interest rate of 10%. Payment is due upon demand. An additional 20% interest preference premium will be payable upon a liquidation event.


CollaGenex Pharmaceuticals, Inc.
--------------------------------

In March 2005, the Partnership sold its entire investment in the company for proceeds of $33,432 and recorded a realized loss of $21,012.

Sanarus Medical, Inc.
---------------------

In January 2005, the Partnership purchased 375,939 Series D Preferred shares at a cost of $300,000.

OW&W Pacrim Investments Limited
-------------------------------

In March 2005, the Partnership received notice that the venture capital limited partnership was terminating. The Partnership expects no return on its investment and wrote off its entire investment in the venture capital limited partnership and realized a loss of $505.

VenCore Solutions, LLC
----------------------

In January 2005, the company converted the Partnership's three bridge loans, including accrued interest, at a cost of $444,124 into 444,124 Series A Units in accordance with the terms of the agreement. In June 2005, the Partnership invested in the company with a convertible bridge loan in the amount of $100,000 with a fixed interest rate of 10%. Payment is due upon maturity at November 1, 2005.

Endocare, Inc.
--------------

In June 2005, the Partnership sold part of its investment in the company for proceeds of $135,443 and recorded a realized gain of $14,107.

Natus Medical, Inc.
-------------------

In June 2005, the Partnership sold its entire investment in the company for proceeds of $163,052 and recorded a realized gain of $78,570.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnnership received a cash distribution of $4,500, which was recorded as a realized gain.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2004, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2005, and December 31, 2004, consisted of:


                                           2005           2004
                                        ---------      ---------
Demand accounts                        $    1,321     $1,871,598
Money market accounts                         592            652
                                        ---------      ---------
                                       $    1,913     $1,872,250
                                        =========      =========


7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At June 30, 2005, there were no unfunded commitments.

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

In September 2003, the Partnership guaranteed a line of credit (agreement) for Atherotech, Inc. with a bank. Atherotech, Inc. is a portfolio company of an affiliated partnership under which the Partnership has common control. The terms of the guarantee require the Partnership to secure its obligation to the bank with a segregated money market account in the amount of $600,000 (pledged collateral), which is included in restricted cash on the accompanying balance sheet. In exchange for the guarantee, Atherotech, Inc. has issued the Partnership a warrant, with the right to purchase stock at a future date, which will expire September 8, 2010. The terms of the warrant state that (a) if the guarantee is in place for less than six months from the date of the guarantee, the warrant is exercisable for 42,418 of Preferred Series E shares; (b) if the guarantee is in place for six to nine months from the date of the guarantee, the warrant is exercisable for an additional 31,813 of Preferred Series E shares; (c) if the guarantee is in place for more than nine months from the date of the guarantee, the warrant is exercisable for an additional 42,418 of Preferred Series E shares; and (d) if at any time prior to the termination date any demand for payment is made upon the guarantee, the warrant is exercisable for a total of 116,649 Preferred Series E shares. Once earned, the warrants are immediately 100% vested. The maximum potential amounts for future payments (undiscounted) that the Partnership would be required to make under the guarantee is the amount of the pledged collateral plus accrued interest. The guarantee is to remain in effect as long as Atherotech's agreement with the bank remains outstanding. In the event of Atherotech's default on the agreement, the bank would take the pledged collateral and accrued interest as security for the performance of Atherotech's obligation. The Partnership recorded this transaction as a deferred gain for the fair value of the warrants earned to be recognized over the estimated life of the guarantee. In August 2004, Atherotech, Inc. retired the line of credit, and the bank released the Partnership's guarantee. The deferred gain of $60,000 was fully recognized as of December 31, 2004.

8.     Financial Highlights
       --------------------

                                     For The Six Months Ended June 30,
                                     ---------------------------------
                                            2005          2004
                                           ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period       $69.84        $72.87
Loss from investment operations:
  Net investment loss                      (15.65)        (0.64)
  Net realized and unrealized
   gain (loss) on investments               (6.10)         2.59
                                            -----         -----
  Total from investment operations         (21.75)         1.95
                                            -----         -----
Net asset value, end of period              48.09        $74.82
                                            =====         =====

Total return                               (31.14)%        2.68%

Ratios to average net assets:

 Net investment loss                       (26.54)%       (0.86)%
 Expenses                                   26.84%         7.39%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the Limited Partners deficit. As of June 30, 2005, and December 31, 2004, the General Partners have a negative capital balances of $1,474,974 and $1,439,824, respectively. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2004. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

The Partnership continues to experience decreases in partners' capital resulting from overall market declines and from operations. For the six months ended June 30, 2005, the Partnership incurred a net decrease in partners' capital of $3,515,013. In addition, the Partnership's liquid assets, including unrestricted marketable equity investments, are not adequate to fund ongoing operations of the Partnership for 2005. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. As a result, the Independent General Partners have tasked the Managing General Partners with examining a number of different options, including the possible early sale of some of the Partnership's private holdings. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the six months ended June 30, 2005, net cash used by operating activities totaled $1,887,846. The Partnership paid management fees of $48,022 to the Managing General Partners and reimbursed related parties for operating expenses of $893,743. Net advances of $969,794 were made to Dakota Arms, Inc. In addition, $15,000 was paid to the Individual General Partners as compensation for their services. Interest income of $3 was received. Other net receipts were $38,710.

During the six months ended June 30, 2005, the Partnership purchased $300,000 of equity investments, issued a $100,000 and a $75,000 note receivable, and received $488,009 in proceeds from sales of equity investments. At June 30, 2005, the Partnership had no unfunded commitments.

Cash, cash equivalents at June 30, 2005, were $1,913. Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $2,734,116 for the quarter ended June 30, 2005, as compared to a net increase in partners' capital resulting from operations of $427,454 for the quarter ended June 30, 2004.

Net unrealized depreciation on equity investments was $4,864,801 and $3,799,598 at June 30, 2005, and December 31, 2004, respectively. During the quarter ended June 30, 2005, the net increase in unrealized depreciation of equity investments was primarily due to decreases in the valuations of the restricted equity securities. During the quarter ended June 30, 2004, the net decrease in unrealized depreciation of equity investments of $2,933,080 was primarily due to the publicly traded price of LifeCell Corporation.

Net realized gain from sales of equity investments was $92,678 for the quarter ended June 30, 2005. There was no gain from the sales of equity investments in the same quarter in 2004.

Investment expenses were $1,922,523 for the quarter ended June 30, 2005, compared to $292,695 for the same period in 2004. The increase was primarily due to bad debt expense of $1,357,201 against the Partnership's receivable related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc.

During the quarter ended June 30, 2005, the Partnership recorded no net realized gains from venture capital limited partnership investments. During the same period in 2004, there no gains reported.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Current six months compared to corresponding six months in the
--------------------------------------------------------------
preceding year
--------------

Net decrease in partners' capital resulting from operations was $3,515,012 for the six months ended June 30, 2005, compared to a net increase in partners' capital resulting from operations of $1,825,586 for the six months ended June 30, 2004.

Net unrealized depreciation on equity investments was $4,864,801 and $3,799,597 at June 30, 2005 and December 31, 2004, respectively. During the six months ended June 30, 2005, the net increase in unrealized depreciation of equity investments of $1,065,203 was primarily due to decreases in the valuations of the restricted equity securities.

Net realized gain from sales of equity investments was $75,346 and $585,332 for the six months ended June 30, 2005 and 2004, respectively. The gain in 2005 resulted from sales of iVillage, Inc., Collagenex Pharmaceuticals, Inc., Acambis Plc, Endocare, Inc. and Natus Medical, Inc. The gain in 2004 resulted from the sale of iVillage Inc.

There were no write-offs during the six months ended June 30, 2005. During the six months ended June 30, 2004, the Partnership wrote off its investment of $2,218,124 in WorldRes.com, Inc.

Investment expenses were $2,531,856 for the six months ended June 30, 2005, compared to $872,769 for the same period in 2004. The increase was primarily due to bad debt expense of $1,357,201 against the Partnership's receivable related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc.

During the six months ended June 30, 2005, the Partnership recorded $4,500 realized gains from venture capital limited partnership investments. During the same period in 2004, there were gains of $3,175. The gains represented distributions from venture capital limited partnership investments.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August 15, 2005   By:      /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Partners III, L.P.
(a Delaware limited partnership)