Form 10-Q/A
period 2005-06-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2005-08-17
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2005

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

Introduction
------------

This First Amended Form 10Q is being filed because 316,624 shares converted from previously held debt during the first quarter were not reflected in the equity investment balance contained on the Balance
Sheet and Statement of Investments included in the Partnership's March 31, 2005, Form 10-Q. This error also resulted in inaccurate reported increases in unrealized depreciation of equity investments and a net decrease in partners' capital resulting from operations of $126,649 contained in the Statement of Operations. The correction is reflected in the accompanying financial statements.

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                          (unaudited)
                                           March 31,        December 31,
                                              2005              2004
                                           -----------      ------------
ASSETS

Equity investments (cost of $8,725,410
 and $8,557,775 for March 31, 2005, and
 December 31, 2004, respectively)          $ 4,767,586        $4,758,178
Cash and cash equivalents                      192,474         1,872,250
Prepaid expenses                               132,547           147,024
Due from related parties, net                3,884,094         2,997,390
Other assets                                     6,241             9,873
                                            ----------         ---------
     Total assets                          $ 8,982,942        $9,784,715
                                            ==========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    21,727        $   42,604
Other liabilities                                7,914             7,914
                                            ----------         ---------
     Total liabilities                          29,641            50,518

Commitments and contingencies (See Note 6)

Partners' capital:
 Limited Partners                           10,400,934        11,174,021
  (160,000 Units outstanding)
 General Partners                           (1,447,633)       (1,439,824)
                                            ----------        ----------
                                             8,953,301         9,734,197
                                            ----------        ----------
     Total liabilities and
      partners' capital                    $ 8,982,942        $9,784,715
                                            ==========         =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or     March 31, 2005        December 31, 2004
Industry                                Shares at    ----------------       -----------------
(1)                         Investment  March 31,    Cost       Fair        Cost        Fair
Company           Position     Date       2005       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
0.00% and 1.7% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2004              $       --   $      --  $  152,401   $ 169,950
                                                  ----------   ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
Triangle           Common
 Biomedical        shares and
 Sciences, Inc.(a) attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099     83,891           0      83,891           0
                                                  ----------   ---------  ----------   ---------

High Tech/Financial
-------------------
5.6% and 5.2% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
VenCore Solutions, LLC       2002-
 LLC (a)(b)        units     2005       1,069,124  1,069,124      427,649     625,000     250,000
VenCore Solutions, Bridge
 LLC (a)(b)        Loan      2004               0          0            0     444,347     177,738
VenCore Solutions, various   2004
 LLC (a)(b)                               190,000          0       76,000           0      75,924
                                                   ----------   ---------  ----------   ---------
                                                   1,069,124      503,649   1,069,347     503,662


Industrial/Business Automation
------------------------------
0.0% and 0.0% at March 31, 2005, and December 31, 2004, respectively
---------------------------------------------------------------------
CheckTech
 Financial
 Corporation      Bridge
 (a) (b)          Loan (2)     2005       75,000      75,208           0          --          --
                                                  ----------   ---------  ----------   ---------

Information Technology
----------------------
4.8% and 4.3% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
KeyEye
 Communications,   Preferred    2002-
 Inc. (a)(b)       shares       2004    5,366,165  1,050,000     420,000   1,050,000     420,000
                                                  ----------   ---------  ----------   ---------

Medical/Biotechnology
---------------------
32.0% and 27.1% at March 31, 2005, and December 31, 2004, respectively
----------------------------------------------------------------------
Endocare, Inc.     Common       1996-
 (b)               shares       2004      506,579  1,457,963   1,767,961   1,457,963   1,255,066
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2005    1,840,175  2,079,888     496,837   1,779,888     735,876
Various                         1999-
 investments      various       2004      various  1,633,436     555,635   1,687,880     649,870
                                                  ----------   ---------  ----------   ---------
                                                   5,171,287   2,820,433   4,925,731   2,640,812
                                                  ----------   ---------  ----------   ---------

Retail/Consumer Products
------------------------
8.6% and 7.8% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
Dakota Arms,       Preferred
 Inc. (a) (b)      shares       2004      285,715    500,001     500,001     500,001     500,001
Dakota Holdings    LLC
 LLC (a) (b)       units        2004      150,000    150,000     262,500     150,000     262,500
                                                  ----------   ---------  ----------   ---------
                                                     650,001     762,501     650,001     762,501
                                                  ----------   ---------  ----------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
3.0% and 2.7% at March 31, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------
Various
 investments      various      various    various    625,899     261,003     626,404     261,253
                                                  ----------   ---------  ----------   ---------

Total investment - 53.2% and 48.9% at
 March 31, 2005, and December 31, 2004,
 respectively                                    $ 8,725,410  $4,767,586 $ 8,557,775  $4,758,178
                                                  ==========   =========  ==========   =========

Legends and footnotes:

--  No investment held at end of period.
0   Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 03/31/05 and 12/31/04.

(2) The Partnership has no income-producing equity investments except for a convertible note, which includes accrued interest.  Interest rate on that note is 10.0%.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            2005        2004
                                          --------    --------
Investment income:
Short-term investment interest                  2       1,667
                                        ---------   ---------
    Total investment income                     2       1,667

Investment expenses:
 Management fees                           24,462      25,672
 Individual General Partners'
  compensation                             15,000      15,625
 Administrative and investor services     383,794     309,964
 Investment operations                     95,547     193,055
 Professional fees                         48,158      14,552
 Computer services                         42,374      21,206
                                        ---------   ---------
    Total investment expenses             609,335     580,074
                                        ---------   ---------
Net investment loss                      (609,333)   (578,407)
                                        ---------   ---------
 Net realized (loss) gain from
  sale of equity investments              (17,331)    585,332
 Realized loss from write-off of
  venture capital limited partnership        (505)         --
 Realized gains from venture capital
  limited partnership investments           4,500       3,175
                                        ---------   ---------
Net realized (loss) gain                  (13,336)    588,507
                                        ---------   ---------
(Increase) decrease in unrealized
 depreciation:
  Equity investments                     (158,227)  1,328,032
                                        ---------   ---------

Other income                                   --      60,000
                                        ---------   ---------
Net (decrease) increase in
 partners' capital resulting
 from operations                       $ (780,896) $1,398,132
                                        =========   =========

Net (decrease) increase in partners'
 capital  resulting from operations
 per Unit                              $    (4.83) $      .02
                                        =========   =========



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                              2005           2004
                                           ---------       ---------
Net (decrease) increase in partners'
 capital resulting from operations        $ (780,896)     $1,398,132

Adjustments to reconcile net (decrease)
 increase in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net realized loss (gain) from sales
   of equity investments                      17,331        (585,332)
  Realized gains from venture capital
   limited partnership investments            (4,500)         (3,175)
  Realized loss from write-off of
   venture capital limited partnership           505              --
  Net increase (decrease) in unrealized
   depreciation of equity investments
   and other income                          158,227      (1,388,032)
  Net changes in operating assets
   and liabilities:
   Prepaid expenses                           14,477          14,477
   Due from related parties, net            (886,704)        193,418
   Accrued interest on notes
    receivable                                    15              --
   Accounts payable and
    accrued expenses                         (20,877)        (22,991)
   Other assets, net                           3,632          13,698
                                           ---------       ---------
  Net cash used by
   operating activities                   (1,498,790)       (379,805)
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                         189,514       1,576,047
 Purchase of investments                    (300,000)       (150,000)
 Purchase of notes receivable                (75,000)             --
 Distribution from venture capital
  limited partnership investments              4,500           3,175
                                           ---------       ---------
 Net cash (used) provided by investing
  activities                                (180,986)      1,429,222
                                           ---------       ---------

Net (decrease) increase in cash and
  cash equivalents                        (1,679,776)      1,049,417

Cash and cash equivalents at
 beginning of year                         1,872,250         730,944
                                           ---------       ---------
Cash and cash equivalents
 at March 31                              $  192,474      $1,780,361
                                           =========       =========
















The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.
The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year or other interim periods.

2.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax basis accounting. The cost of investments on a tax basis at March 31, 2005, and December 31, 2004, was $12,411,029 and $10,850,363, respectively. At March 31, 2004, and December 31, 2003, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2005          2004
                                      ------------   ------------
Unrealized appreciation              $    566,999    $   266,699
Unrealized depreciation                (8,210,442)    (6,358 884)
                                       ----------      ---------
Net unrealized depreciation          $ (7,643,443)   $(6,092,185)
                                       ==========      =========

3.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 2005 and 2004, were as follows:


                                            2005              2004
                                         ---------          --------
Management fees                          $ 24,462          $ 25,672
Individual General Partners'
 compensation                              15,000            15,625
Reimbursable operating expenses           491,694           492,315


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $316,114 and $548,021 due to related parties and included in due from related parties, net at March 31, 2005, and December 31, 2004, respectively.

Management fees due to the Managing General Partners and included in due from related parties, net were $7,226 and $8,799 at March 31, 2005, and December 31, 2004, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based upon their proportionate investments in the portfolio company. At March 31, 2005, the Partnership and affiliated partnerships had an indirect interest in non-transferable Sanarus Medical, Inc. and White Electronic Designs Corporation options with a fair value of $7,859.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2005, the Partnership has recognized expense of $130,294. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

As of March 31, 2005 and December 31, 2004, the Partnership has a due from related party receivable of $4,207,434 and $3,554,210, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments in Dakota Holdings or otherwise paid in cash.

4.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners and in conjunction with Note 1 of the Form 10-K for the year ended December 31, 2004.

Marketable Equity Securities
----------------------------

At March 31, 2005, and December 31, 2004, marketable equity securities had aggregate costs of $1,925,322 and $2,132,167, and aggregate fair values of $1,907,190 and $1,608,462, respectively. The net unrealized gain at March 31, 2005, and December 31, 2004, included gross gains of $361,155 and $62,865, respectively.

Restricted Securities
---------------------

At March 31, 2005, and December 31, 2004, restricted securities had aggregate costs of $6,800,088 and $6,293,608, respectively, and aggregate fair values of $2,860,396 and $3,149,716, respectively, representing 31.9 percent and 32.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2005, are as follows:

Acambis Plc
------------

In March 2005, the Partnership sold its entire investment in the company for proceeds of $4,350 and recorded a realized gain of $4,350. This investment was written off for book purposes in 2002.

CheckTech Financial Corporation
-------------------------------

In March 2005, the Partnership invested in the company with a bridge loan in the amount of $75,000 with a fixed interest rate of 10%. Payment is due upon demand. If the loan is repaid within 30 days, an additional 20% interest preference premium will be payable by the company; otherwise, a 50% interest preference premium will be payable.

CollaGenex Pharmaceuticals, Inc.
-------------------------------

In March 2005, the Partnership sold its entire investment in the company for proceeds of $33,432 and recorded a realized loss of $21,012.

IVillage Inc.
--------------

In March 2005, the Partnership sold its entire investment in the company for proceeds of $151,732 and recorded a realized loss of $699.

Sanarus Medical, Inc.
---------------------

In January 2005, the Partnership purchased 375,939 Series D Preferred shares at a cost of $300,000.

OW&W Pacrim Investments Limited
---------------------------------

In March 2005, the Partnership received notice that the venture capital limited partnership was terminating. The Partnership expects no return on its investment and wrote off its entire investment in the venture capital limited partnership and realized a loss of $505.

Vencore Solutions, LLC
----------------------

In January 2005, the company converted the Partnership's three bridge loans, including accrued interest, at a cost of $444,124 and received 444,124 Series A Units.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received a cash distribution of $4,500, which was recorded as a realized gain. The Partnership did not record a decrease in fair value primarily as a result of the above distribution.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2004, Form 10-K.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2005, and December 31, 2004, consisted of:

                                           2005           2004
                                        ---------      ---------
Demand accounts                          $191,852     $1,871,598
Money market accounts                         622            652
                                        ---------      ---------
                                         $192,474     $1,872,250
                                        =========      =========



6.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At March 31, 2005, there were no unfunded commitments.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the commitments disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time and advice from legal counsel, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

In September 2003, the Partnership guaranteed a line of credit (agreement) for Atherotech, Inc. with a bank. Atherotech, Inc. is a portfolio company of an affiliated partnership under which the Partnership has common control. The terms of the guarantee required the Partnership to secure its obligation to the bank with a segregated money market account in the amount of $600,000 (pledged collateral).
In exchange for the guarantee, Atherotech, Inc. had issued the Partnership a warrant, with the right to purchase stock at a future date, which was to expire September 8, 2010. The terms of the warrant stated that (a) if the guarantee is in place for less than 6 months from the date of the guarantee, the warrant is exercisable for 42,418 of Preferred Series E shares; (b) if the guarantee is in place for 6 to 9 months from the date of the guarantee, the warrant is exercisable for an additional 31,813 of Preferred Series E shares; (c) if the guarantee is in place for more than 9 months from the date of the guarantee, the warrant is exercisable for an additional 42,418 of Preferred Series E shares; and (d) if at any time prior to the termination date any demand for payment is made upon the guarantee, the warrant is exercisable for an additional 42,418 Preferred Series E shares. The maximum potential amounts for future payments (undiscounted) that the Partnership would be required to make under the guarantee is the amount of the pledged collateral plus accrued interest. The guarantee was to remain in effect as long as Atherotech's agreement with the bank remained outstanding. In the event of Atherotech's default on the agreement, the bank would take the pledged collateral and accrued interest, as security for the performance of Atherotech's obligation. The Partnership recorded this transaction as a deferred gain for the fair value of the warrants earned, recognized over the estimated life of the guarantee. In August 2004, Atherotech, Inc. retired the line of credit, and the bank released the Partnership's guarantee. The deferred gain of $60,000 was fully recognized as of December 31, 2004.

7.     Financial Highlights
       --------------------

                                   For The Three Months Ended March 31,
                                   ------------------------------------
                                            2005          2004
                                           ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period       $69.84        $72.38

Loss from investment operations:
  Net investment loss                       (3.77)        (0.01)
  Net realized and unrealized
   gain (loss) on investments               (1.06)         0.03
                                            -----         -----
  Total from investment operations          (4.83)         0.02
                                            -----         -----
Net asset value, end of period             $65.01        $72.40
                                            =====         =====

Total return                                (6.92)%        0.03%

Ratios to average net assets:

 Net investment loss                        (5.59)%       (0.01)%
 Expenses                                    5.65%         5.01%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners deficit. As of March 31, 2005, and December 31, 2004, the General Partners had a negative capital balance of $1,447,633 and $1,439,824, respectively. Net asset value has been calculated in accordance with the provisions of the Partnership Agreement.

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

During the three months ended March 31, 2005, net cash used by operating activities totaled $1,498,790. The Partnership paid management fees of $22,890 to the Managing General Partners and reimbursed related parties for investment expenses of $1,365,493. In addition, $15,000 was paid to the Individual General Partners as compensation for their services. Interest income of $2 was received. Other investment expenses of $95,409 were paid.

During the three months ended March 31, 2005, the Partnership funded $300,000 of equity investments, issued a $75,000 note receivable, and received $189,514 in proceeds from sales of equity investments. At March 31, 2005, the Partnership had no unfunded commitments.

Cash and cash equivalents at March 31, 2005, were $192,474. Cash reserves, interest income on short-term investments, and future proceeds from equity investment sales are expected to be adequate to fund Partnership operations and future investments through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $780,896 for the three months ended March 31, 2005, as compared to a net increase in partners' capital resulting from operations of $1,398,132 for the three months ended March 31, 2004.

Other income of $0 and $60,000 was recognized during the quarters ended March 31, 2005 and 2004, respectively.

Net unrealized depreciation on equity investments was $3,957,824 and $3,799,597 at March 31, 2005, and December 31, 2004, respectively. During the quarter ended March 31, 2005, the net increase in unrealized depreciation of equity investments of $158,227 was primarily due to net decreases in the publicly traded prices of the Partnership's marketable equity securities.

There was no net unrealized depreciation on notes receivable at March 31, 2005, and December 31, 2004

During the quarter ended March 31, 2005 and 2004, the Partnership recorded realized losses from investment write-offs of $505 and $0, respectively, The loss in 2005 represents the write-off of the investment in OW&W Pacrim Investments Limited, a venture capital limited partnership.

Net realized loss from sales of equity investments was $17,331 for the quarter ended March 31, 2005, compared to a net realized gain of $585,332 for the quarter ended March 31, 2004. The loss in 2005 resulted primarily from the sale of ColleGenex Pharmaceuticals, Inc.

Investment expenses were $609,335 for the quarter ended March 31, 2005, compared to $580,074 for the same period in 2004. The increase was primarily due to increased professional fees and administrative services, partially offset by increased computer services fees.

During the quarter ended March 31, 2005, the Partnership recorded net realized gains from venture capital limited partnership investments of $4,500. During the same period in 2004, there were gains of $3,175. The gains represented distributions from profits of venture capital limited partnership investments.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  August --, 2005         By:      /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Partners III, L.P.               8/16/2005  4:39 PM
(a Delaware limited partnership)