Form 10-Q
period 2005-09-30
TECHNOLOGY FUNDING PARTNERS III L P
filed 2005-11-14
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                           (unaudited)
                                          September 30,     December 31,
                                               2005             2004
                                          -------------     ------------
ASSETS

Equity investments (cost of
 $7,738,510 and $8,557,775 at
 September 30, 2005, and
 December 31, 2004, respectively)           $4,425,620       $ 4,758,178
Cash and cash equivalents                       40,798         1,872,250
Prepaid expenses                               103,593           147,024
Other assets                                    11,883             9,873
Due from portfolio company, net              3,423,987         3,554,210
                                            ----------        ----------
     Total assets                           $8,005,881       $10,341,535
                                            ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    64,175       $    42,604
Due to related parties, net                    531,475           556,820
Other liabilities                                7,914             7,914
                                            ----------        ----------
     Total liabilities                         603,564           607,338

Commitments and contingencies (See Note 8)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)                8,865,460        11,174,021
 General Partners                           (1,463,143)       (1,439,824)
                                            ----------        ----------
Total partners' capital                      7,402,317         9,734,197
                                            ----------        ----------

     Total liabilities and
      partners' capital                     $8,005,881       $10,341,535
                                            ==========        ==========































The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or   September 30, 2005      December 31, 2004
Industry                                Shares at   ------------------      -----------------
(1)                         Investment September 30, Cost       Fair        Cost        Fair
Company           Position     Date       2004       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Communications
--------------
0.0% and  1.7% at September 30, 2005, and December 31, 2004, respectively
-------------------------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2004       27,500 $       --   $      --  $  152,401   $ 169,950
                                                  ----------   ---------  ----------   ---------

Environmental
-------------
0.0% and 0.0% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
Triangle
 Biomedical        Common
 Sciences, Inc.(a) shares and
                   attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099     83,891          --      83,891          --
                                                  ----------   ---------  ----------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
High-Tech/Financial
-------------------
23.6% and 5.2% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
VenCore Solutions, LLC
 LLC (a)(b)        units        2002    1,069,124  1,069,124   1,645,064     625,000     250,000
VenCore Solutions, Bridge
 LLC (a)(b)(2)     loan         2004      100,000    103,342     104,936     444,347     177,738
VenCore Solutions,
 LLC (a)(b)        various      2004      190,000         --          --          --      75,924
                                                  ----------   ---------  ----------   ---------
                                                   1,172,466   1,750,000   1,069,347     503,662
                                                  ----------   ---------  ----------   ---------
Industrial/Business Automation
------------------------------
0.0% and 0.0% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
CheckTech
 Financial
 Corporation       Bridge
 (a) (b)           Loan (2)     2005       75,000         --          --         --         --
                                                    --------    --------  ---------   --------

Information Technology
----------------------
5.7% and 4.3% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
KeyEye
 Communications,   Preferred    2002-
 Inc. (a)(b)       shares       2004    5,366,165  1,050,000     420,000   1,050,000     420,000
                                                  ----------   ---------  ----------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Medical/Biotechnology
---------------------
24.9% and 27.1% at September 30, 2005, and December 31, 2004, respectively
--------------------------------------------------------------------------
Endocare, Inc.     Common       1996-
 (b)               shares       2004      210,965    527,411     685,635   1,457,963   1,255,066
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2004    1,840,984  2,079,890     736,473   1,779,888     735,876
Various                         1999-
 investments       various      2004      various  1,548,952     420,009   1,687,880     649,870
                                                  ----------   ---------  ----------   ---------
                                                   4,156,253   1,842,117   4,925,731   2,640,812
                                                  ----------   ---------  ----------   ---------

Retail/Consumer Products
------------------------
2.1% and 7.8% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
Dakota Arms,      Preferred
 Inc. (a) (b)     shares        2004      285,715     500,001      100,000     500,001     500,001
Dakota Holdings,  LLC
 LLC  (a) (b)     units         2004      150,000     150,000       52,500     150,000     262,500
                                                   ----------    ---------  ----------   ---------
                                                      650,001      152,500     650,001     762,501
                                                   ----------    ---------  ----------   ---------
Venture Capital Limited Partnership Investments
-----------------------------------------------
3.5% and 2.7% at September 30, 2005, and December 31, 2004, respectively
------------------------------------------------------------------------
Various
 Investments      various       various    various   625,899     261,003   626,404      261,253
                                                  ----------   ---------  ----------   ---------
STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Total investments - 59.8% and 48.9% at
 September 30, 2005, and December 31, 2004,
 respectively                                     $7,738,510  $4,425,620 $ 8,557,775  $4,758,178
                                                  ==========  ==========  ==========   =========

Legends and footnotes:

--  No investment held at end of period.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 09/30/05 and 12/31/04.
(2) The Partnership has no income-producing equity investments except for a VenCore Solutions,
LLC convertible unsecured note receivable.  The interest rate on this note during the quarter ended September 30, 2005, was 10%.
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                          For the Three Months             For the Nine Months
                                          Ended September 30,              Ended September 30,
                                          ---------------------           ---------------------
                                           2005           2004             2005           2004
                                          ------         ------           ------         ------
Investment income:
 Notes receivable interest              $  40,649    $    5,083         $  43,352    $    4,434
 Short-term investment interest               305         1,366               308         8,875
                                        ---------    ----------         ---------    ----------
    Total investment income                40,954         6,449            43,660        13,309

Investment expenses:
 Management fees                           15,680        29,988            62,283        84,853
 Individual General Partners'
  compensation                             15,000        10,500            49,500        41,125
 Administrative and investor services     344,121       320,133         1,078,380       781,029
 Investment operations                     79,693        74,868           254,250       314,943
 Professional fees                         30,404        27,584           129,872        59,623
 Computer services                         49,048        25,469           134,317        79,738
 Bad debt expense                         110,222            --         1,467,423            --
                                        ---------    ----------         ---------     ---------
    Total investment expenses             644,168       488,542         3,176,025     1,361,311
                                        ---------    ----------         ---------    ----------
Net investment loss                      (603,214)     (482,093)       (3,132,365)   (1,348,002)
                                        ---------    ----------         ---------    ----------


STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------
Net realized gain from sales
 of equity investments                    234,437     2,389,975           309,783     2,975,307
Realized loss from write-off of
 equity investments                            --            --              (505)   (2,218,124)
Realized gains from venture capital
 limited partnership investments               --        21,191             4,500        24,366
                                        ---------    ----------         ---------    ----------
Net realized income                       234,437     2,411,166           313,778       781,549
                                        ---------    ----------         ---------    ----------

Decrease (increase) in unrealized
 depreciation:
  Equity investments                    1,551,910    (4,340,378)          486,707       (19,266)
  Notes receivable                             --            --                --            --
                                        ---------    ----------         ---------    ----------
Net decrease (increase) in unrealized
 depreciation                           1,551,910    (4,340,378)          486,707       (19,266)
                                        ---------    ----------         ---------    ----------

Other income                                   --            --                --            --
                                        ---------     ---------         ---------    ----------
Net increase (decrease) in partners'
 capital resulting from
 operations                           $ 1,183,133   $(2,411,305)      $(2,331,880)  $  (585,719)
                                        =========    ==========         =========    ==========
Net increase (decrease) in partners'
 capital resulting from
 operations per Unit                  $      7.32   $    (14.92)      $    (14.43)   $    (3.62)
                                        =========    ==========         =========    ==========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                    For the Nine Months Ended September 30,
                                       ----------------------------------
                                             2005             2004
                                           --------         --------
Net decrease in partners' capital
 resulting from operations              $(2,331,880)     $  (585,719)

Adjustments to reconcile net increase
 in partners' capital resulting from
 operations to net cash used by
 operating activities:
  Bad debt expense                        1,467,423               --
  Realized gain from sales of
   equity investments                      (309,783)      (2,975,307)
  Realized gains from venture capital
   limited partnership investments           (4,500)         (24,366)
  Realized loss from write-off of
   equity investments                           505        2,218,124
  Net (decrease) increase in unrealized
   depreciation of equity investments      (486,707)          19,266
  Net change in operating assets
   and liabilities:
    Prepaid expenses                         43,431           43,431
    Restricted Cash                              --          600,000
    Accrued interest on notes receivable     (3,119)          (8,875)
    Accounts payable and accrued expenses    21,572          (26,840)
    Other liabilities                            --          121,245
    Due to related parties, net             (25,345)       1,479,942
    Due from portfolio company, net      (1,337,200)      (3,554,210)
    Other changes                            (2,010)         (69,323)
                                           ---------       ---------
  Net cash used by
   operating activities                  (2,967,613)      (2,762,632)
                                           ---------       ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of
  equity investments                       1,531,661       7,539,171
 Purchase of investments                    (300,000)     (1,838,403)
 Purchase / issuance of
  notes receivable                          (175,000)       (250,000)
 Repayments of notes receivable               75,000              --
 Distribution from venture capital
  limited partnership investments              4,500          24,366
                                           ---------       ---------

 Net cash provided by investing
  activities                               1,136,161       5,475,134
                                           ---------       ---------

Net increase (decrease) in cash and
 cash equivalents                         (1,831,452)      2,712,502

Cash and cash equivalents at beginning
 of year                                   1,872,250         730,944
                                           ---------       ---------
Cash and cash equivalents
 at September 30                          $   40,798      $3,443,446
                                           ---------       ---------

Supplemental disclosure of non-cash
 activity:
 Amortization of deferred gain
  on warrants (See Note 8)                $       --      $   60,000
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

3.      Reclassifications
        -----------------
Certain balances in prior periods have been reclassified in accordance with current year balances for comparability.

4.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2005, and December 31, 2004, was $11,499,335 and $10,850,363,
respectively. At September 30, 2005, and December 31, 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:


                                     September 30,   December 31,
                                          2005          2004
                                     -------------   ------------
Unrealized appreciation               $   751,301    $   266,699
Unrealized depreciation                (8,800,946)    (6,358,884)
                                       ----------      ---------
Net unrealized depreciation           $(8,049,645)   $(6,092,185)
                                       ==========      =========


5.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 2005 and 2004, were as follows:

                                            2005              2004
                                         ---------          --------
Management fees                          $  62,283       $   84,853
Individual General Partners'
 compensation                               49,500           41,125
Reimbursable operating expenses          1,596,819        1,235,333


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $493,415 due to related parties and included in due to related parties, net at September 30, 2005, and $548,021 due to related parties and included in due to related parties, net at December 31, 2004.

Management fees due to the Managing General Partners and included in due to related parties, net were $23,060 and $8,799 at September 30, 2005 and December 31, 2004

Fees due to the Independent General Partners and included in due to related parties, net were $15,000 and $0 at September 30, 2005, and December 31, 2004, respectively.

As of September 30, 2005 and December 31, 2004, the Partnership has a gross due from related party receivable of $4,891,410 and $3,554,210, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. The Partnership has advanced funds to the company for operations. It is the Managing General Partners' expectation that all or a portion of this receivable will be converted into additional equity investments. Management periodically reviews the receivable for collectibility. Based on this review, management has recorded a reserve on the receivable of $1,467,423 as of September 30, 2005. There was no such reserve as of December 31, 2004.

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

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of September 30, 2005, the Partnership has recognized expense of $159,248. No adjustment to the retention bonus amount previously paid by the Partnership is made upon the resignation of personnel.



6.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

At September 30, 2005, and December 31, 2004, marketable equity securities had aggregate costs of $910,285 and $2,132,167, and aggregate fair values of $689,214 and $1,608,462, respectively. The net unrealized gain at September 30, 2005, and December 31, 2004, included gross gains of $158,224 and $62,865, respectively.

Restricted Securities
---------------------

At September 30, 2005, and December 31, 2004, restricted securities had aggregate costs of $6,828,225 and $6,425,608, respectively, and aggregate fair values of $3,736,406 and $3,149,716, respectively, representing 50.5 percent and 32.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the nine months ended September 30, 2005, are as follows:

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

CheckTech Financial Corporation
-------------------------------

In March 2005, the Partnership invested in the company with a bridge loan in the amount of $75,000 with a fixed interest rate of 10%. Payment is due upon demand. An additional 20% interest preference premium will be payable upon a liquidation event. In August 2005, the company repaid the face value of $75,000 and accrued interest of $40,233 to the partnership.


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

Endocare, Inc.
--------------

In June 2005, the Partnership sold part of its investment in the company for proceeds of $135,443 and recorded a realized gain of $14,107. In July and August 2005, the Partnership sold additional interests in the company for proceeds of $996,340 and recorded a realized gain of $187,124.

Icagen, Inc.
------------

In September 2005, the partnership sold its entire interest in Icagen for proceeds of $47,312. This investment had been previously written off, therefore the partnership recorded a gain of $47,312.

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

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2005, and December 31, 2004, consisted of:


                                           2005           2004
                                        ---------      ---------
Demand accounts                        $   40,234     $1,871,598
Money market accounts                         564            652
                                        ---------      ---------
                                       $   40,798     $1,872,250
                                        =========      =========




8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are not recognized in the financial statements. At September 30, 2005, there were no unfunded commitments.

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

9.     Financial Highlights
       --------------------

                                            For The Nine Months
                                            Ended September 30,
                                           ---------------------
                                            2005          2004
                                           ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period       $69.84        $72.38

Loss from investment operations:
  Net investment loss                      (19.38)        (8.34)
  Net realized and unrealized
   gain on investments                       4.95          4.72
                                            -----         -----
  Total from investment operations         (14.43)        (3.62)
                                            -----         -----
Net asset value, end of period             $55.41        $68.75
                                            =====         =====

Total return                               (20.66)%       (5.01)%

Ratios to average net assets:

 Net investment loss                       (30.95)%      (11.82)%
 Expenses                                   31.70%        12.06%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. Upon liquidation, the General Partners would contribute capital equal to the amount of the General Partners deficit. As of September 30, 2005, and December 31, 2004, the General Partners have a deficit capital balance of $1,463,143 and $1,439,824, respectively. Net asset value has been calculated in accordance with the provisions of the Partnership Agreement.






10.    Subsequent Events
       -----------------

Subsequent to September 30, 2005, the Partnership sold its entire position in Vencore Solutions, LLC for proceeds of $1,750,000 and recorded a realized gain of $577,534.


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

During the nine months ended September 30, 2005, net cash used by operating activities totaled $2,967,613. The Partnership paid management fees of $48,022 to the Managing General Partners and reimbursed related parties for investment expenses of $1,651,425. Net advances of $1,337,200 were made to Dakota Arms, Inc. In addition, $34,500 was paid to the Individual General Partners as compensation for their services. Interest income of $40,954 was received. Other net receipts were $62,580.

During the nine months ended September 30, 2005, the Partnership purchased $300,000 of equity investments, issued $175,000 of notes receivable, and received $1,536,161 in proceeds from sales of equity investments. At September 30, 2005, the Partnership had no unfunded commitments.

Cash and cash equivalents at September 30, 2005, were $40,798.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $1,183,133 for the quarter ended September 30, 2005, compared to a net decrease in partners' capital resulting from operations of $2,411,305 for the quarter ended September 30, 2004.

Net unrealized appreciation on equity investments was $3,312,890 and $3,799,597 at September 30, 2005, and December 31, 2004, respectively. During the quarter ended September 30, 2005, the net decrease in unrealized depreciation of equity investments of $1,551,910 was primarily due to the sale of Endocare shares. During the quarter ended September 30, 2004, the net decrease in unrealized depreciation of equity investments of $4,340,378 was primarily due to the sale of shares in LifeCell Corporation.

There was a net realized gain of $234,437 from sales of equity investments for the quarter ended September 30, 2005. There was a net realized gain of $2,389,975 from sales of equity investments for the quarter ended September 30, 2004.

Investment expenses were $644,168 for the quarter ended September 30, 2005, compared to $488,542 for the same period in 2004. The increase was primarily due to bad debt expense of $110,222 against the Partnership's receivable related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc.

During the quarter ended September 30, 2005, the Partnership recorded $0 in net realized gains from venture capital limited partnership investments. During the same period in 2004, there were gains of $21,191. The gains represented distributions from venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net decrease in partners' capital resulting from operations was $2,331,880 for the nine months ended September 30, 2005, compared to a net decrease in partners' capital resulting from operations of $585,719 for the nine months ended September 30, 2004.

Net unrealized depreciation on equity investments was $3,312,890 and $3,799,597 at September 30, 2005 and December 31, 2004, respectively. During the nine months ended September 30, 2005, the net decrease in unrealized depreciation of equity investments of $486,707 was primarily due to increases in the valuations of the restricted equity securities.
During the nine months ended September 30, 2004, the net decrease in unrealized depreciation of equity investments of $19,266 was primarily the result of the sale of shares in companies in the medical and communication industries, partially offset by a decrease in the fair value of a private portfolio company in the medical industry.

Net realized gain from sales of equity investments was $309,783 and $2,975,307 for the nine months ended September 30, 2005 and 2004, respectively. The gain in 2005 is primarily the result in sales of Endocare shares. The gain in 2004 resulted from the sale of LifeCell Corporation and iVillage Inc.

During the nine months ended September 30, 2005, the Partnership wrote off its $505 investment in OW&W Pacrim Investments Limited. During the same period in 2004, the Partnership wrote off its entire investment of $2,218,124 in WorldRes.com, Inc.

Investment expenses were $3,176,025 for the nine months ended September 30, 2005, compared to $1,361,311 for the same period in 2004. The increase was primarily due to bad debt expense of $1,467,423 against the Partnership's receivable related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc.

During the nine months ended September 30, 2005, the Partnership recorded net realized gains from venture capital limited partnership investments of $4,500. During the same period in 2004, there were gains of $24,366. The gains represented distributions from venture capital limited partnership investments.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  November 14, 2005   By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Partners III, L.P.
(a Delaware limited partnership)      11/14/2005  11:53 AM