Form 10-K
period 2005-12-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2006-03-28
CIK 808066

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 2005

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

The Partnership was organized as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Partnership's term was extended for a two-year period to December 31, 1998, pursuant to unanimous approval by the Management Committee on September 13, 1996. The Partnership term was further extended to December 31, 2000, with an amendment by the Management Committee and approved by a majority of the Limited Partners. On October 25, 2000, the Management Committee voted to extend the life of the Partnership to December 31, 2002. On November 8, 2002, the Limited Partners approved an extension of the Partnership's term to December 31, 2004, and authorized additional one-year extensions to the term of the Partnership through December 31, 2006. At the March 12, 2004 meeting, the Management Committee approved the extension of the Partnership's term to December 31, 2006.

In December of 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section
15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Based on changing market conditions and new information, it is possible that the net proceeds from sale of the Partnership's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of January 31, 2006, substantially all of the publicly traded holdings had been liquidated. As of December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement. Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the Management Committee, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to ongoing investment operations.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The following matters were voted on by the Limited Partners in 2005:

The election of two Independent General Partners each to serve for a three-year term or until the earlier termination of the Partnership;

The election of two Managing General Partners each to serve for a three-year term or until the earlier termination of the Partnership;

Ratification of the Independent General Partners' appointment of Grant Thornton LLP as independent registered public accountants of the Partnership. After Grant Thornton subsequently terminated the client-auditor relationship between the Partnership and Grant Thornton, the Independent General Partners voted to ratify their appointment of Heard, McElroy & Vestal, LLP (the Heard Group) as independent registered public accountants of the Partnership.

                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2005, there were 5,682 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                               For the Years Ended and As of December 31,
                                        ---------------------------------------------------------
                                        2005        2004         2003          2002           2001
                                       ------      ------        ------       ------        ------
Total investment income            $   45,401   $   24,586   $    56,905  $    115,953 $   309,810

Net investment loss                (4,448,001)  (2,194,915)   (1,956,877)   (2,027,322) (1,388,085)

Net realized gain from
  sales of equity investments         912,001    2,863,502       181,132       375,546   1,514,305

Realized gain from
  venture capital limited
  partnership investments              59,127       46,363       291,672       133,884     324,536

Realized loss from
  investment write-offs                  (505)  (2,870,965)   (1,370,039)   (6,313,008) (1,727,140)

Realized gain from recovery of
  investments previously
  written off                              --           --            --       459,375          --

(Decrease) increase in
 unrealized depreciation:

  Equity investments               (3,465,004)   1,745,305     4,646,626    (7,280,360)  1,046,437

  Notes receivable                         --           --        10,437     5,142,683    (313,870)

Other income                               --           --       212,860       774,298          --

Net (decrease) increase in
 partners' capital resulting
 from operations                   (6,942,382)    (410,710)    2,015,811    (8,734,904)   (543,817)


Item 6.  SELECTED FINANCIAL DATA (continued)
------   -----------------------------------

Net (decrease) increase in
 partners' capital resulting
 from operations per Unit              (42.96)       (2.54)         1.06        (54.05)      (3.36)

Total assets                         3,109,711   10,341,535    10,268,968     8,224,129  17,025,262




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed. As described in Note 1 to the financial statements, the Partnership is currently in liquidation and all remaining investments are being carried at their estimated liquidation value.

For the year ended December 31, 2005, net cash used by operating activities totaled $1,748,510. The Partnership paid management fees of $86,790 to the Managing General Partners and reimbursed related parties for operating expenses of $3,188,912. The Partnership also made advances of $1,372,452 to Dakota Arms, Inc., a portfolio company, during 2005. In addition, $64,500 was paid to the Independent General Partners as compensation for their services. Interest income of $45,401 was received. The Partnership funded equity investments of $300,000, issued $542,383 of notes receivable, received $3,444,146 in proceeds from sales of equity investments, and received $175,000 in note repayments. During 2005, the Partnership received $59,127 in cash distributions from venture capital limited partnership investments. At December 31, 2005, there were no unfunded commitments. Other net receipts were $82,853.

Cash and cash equivalents at December 31, 2005, were $123,740. At December 31, 2005, there was no restricted cash.


Results of Operations
---------------------

2005 compared to 2004
---------------------

The net decrease in partners' capital resulting from operations was $6,942,382 in 2005 compared to a decrease of $410,710 in 2004.

Unrealized depreciation on equity investments was $8,732,024 and $3,799,597 at December 31, 2005 and 2004, respectively. In 2005, the net increase in unrealized depreciation of equity investments of $3,465,004 was primarily attributable to a decrease in management's valuation of privately held securities. During the year ended December 31, 2004, the net decrease in unrealized depreciation of equity investments of $1,745,305 was primarily attributable to the write-off of WorldRes.com, Inc. and the sale of LifeCell Corporation, iVillage Inc. and Acusphere, Inc.

During 2005, the Partnership recorded realized losses from investment write-offs of $505. During 2004, the Partnership recorded a realized loss from investment write-offs of $2,870,965, which represents the Partnership's total investment in WorldRes.com, Inc. and Delphi Ventures, L.P.

During 2005, net realized gain from sales of equity investments was $912,001, primarily from gains on the sale of shares of VenCore Solutions, LLC and Endocare, Inc. During 2004, net realized gain from sales of equity investments totaled $2,863,502, primarily from the sale of shares of LifeCell Corporation.

At December 31, 2005 and 2004, no other income was received.

Investment expenses were $4,493,402 and $2,219,501 for 2005 and 2004, respectively.

Interest income was $45,401 and $24,586 for 2005 and 2004, respectively.

During 2005, the Partnership recorded net realized gains from venture capital limited partnership investments of $59,127 compared to gains of $46,363 during 2004. The gains represented distributions from profits of venture capital limited partnerships.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

2004 compared to 2003
---------------------

The net decrease in partners' capital resulting from operations was $410,710 in 2004 compared to an increase of $2,015,811 in 2003.

Unrealized depreciation on equity investments was $3,799,597 and $5,544,902 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the net decrease in unrealized depreciation of equity investments of $1,745,305 was primarily attributable to the write-off of WorldRes.com, Inc. and the sale of LifeCell Corporation, iVillage Inc. and Acusphere, Inc. In 2003, the net decrease in unrealized depreciation of equity investments of $4,646,626 was primarily attributable to an increase in the publicly traded prices of iVillage Inc. and Acusphere, Inc., partially offset by write-offs of Pherin Pharmaceuticals, Inc. and Pharmadigm, Inc.

During 2004, the Partnership recorded no unrealized depreciation of notes receivable. During 2003, the Partnership recorded an increase in unrealized depreciation of notes receivable of $10,437, primarily related to the payment of notes receivable by Avalon Vision Solutions, Inc.

During 2004, the Partnership recorded a realized loss from investment write-offs of $2,870,965, which represents the Partnership's total investment in WorldRes.com, Inc. and Delphi Ventures, L.P. During 2003, the Partnership recorded realized losses from investment write-offs of $1,370,039, which represents the Partnership's total investment in Pherin Pharmaceuticals, Inc. and Pharmadigm, Inc.

During 2004, net realized gain from sales of equity investments totaled $2,863,502, primarily from the sale of shares of LifeCell Corporation. During 2003, net realized gain from sales of equity investments was $181,132, primarily from gains on the sale of shares of Virage, Inc. and White Electronic Designs Corporation.

Other income was $212,860 for the year ended December 31, 2003, $193,830 of which was from the settlement of disputed legal fees related to an arbitration settlement. At December 31, 2004, no other income was received.

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

The Partnership does not have a significant exposure to public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains or losses realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies. As described in Note 1 to the financial statements, the Partnership is currently in liquidation and all remaining investments are being carried at their estimated liquidation value.

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

On August 18, 2005, Technology Funding Partners III, L.P., (the "Partnership") filed a Current Report on Form 8-K/A disclosing that on August 16, 2005, Grant Thornton LLP (Grant Thornton) terminated the client-auditor relationship between Grant Thornton and the Partnership.

There were no disagreements with the Partnership's former accountants, Grant Thornton, on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure for the two years ended December 31, 2004, and the subsequent interim period through the date of termination.

On October 24, 2005, the chairman of the Partnership's Audit Committee approved the retention of the Heard Group as the Partnership's independent registered accounting firm. The Partnership has not consulted with the Heard Group regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matter set forth in Item 304 (a) (2) of Regulation S-K (Reg. ss. 229.304 (a) (2)) during the last two fiscal years or thereafter through the date of this report, and no written or oral advice was provided that was an important factor considered by the Partnership in reaching a decision as to any accounting, auditing, or financial reporting issue.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of two Independent General Partners and a representative from Technology Funding Ltd., a California limited partnership (TFL). TFL and its wholly owned subsidiary, Technology Funding Inc., a California corporation
(TFI), are the Managing General Partners. Reference is made to the information regarding Independent General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on May 20, 2005, which information is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Registrant has no officers, directors or employees. In 2005, the Partnership incurred management fees of $82,298. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by Managing General Partners in performing their obligations to the Partnership. The Partnership is governed by a Management Committee that consists of the Independent General Partners and one representative from the Managing General Partners. As compensation for their services, each of the Independent General Partners receive $14,000 annually plus $1,500 for each attended meeting of the Management Committee and committees thereof. In 2005, $64,000 in aggregate of such compensation was paid. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee. As disclosed in Footnote 3, the Managing General Partners are reimbursed for expenses related to providing services to the Partnership including compensation to individuals who are officers or partners of the Managing General Partners; such persons are not officers, directors, or employees of the Partnership and receive no direct compensation from the Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the Managing General Partners nor any of their officers, directors or partners own any Units. The Independent General Partners each own eight Units. The Management Committee controls the affairs of the Partnership pursuant to the Partnership Agreement.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $90,421 and $72,202 to its independent public accountants, the Heard Group, and Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2005 and 2004, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $12,411 and $19,778 to WTAS, Inc., and Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December
31, 2005 and 2004, respectively. These services included preparation of the Partnership's tax returns.

All Other Fees
--------------

The Partnership did not pay any fees to the Heard Group, WTAS, Inc., or Grant Thornton LLP for services, other than the services referred to above, for the years ended December 31, 2005 and 2004, respectively.

Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

The Independent General Partners have established procedures for the pre-approval of auditing services and non-auditing services to be performed by the Partnership's independent public accountants. Such pre-approval can be given as part of the Independent General Partners' annual approval of the scope of the engagement of the independent public accountants or on an individual basis.
Approved non-auditing services must be disclosed in the Partnership's periodic public reports. The Independent General Partners pre-approved all of the non-audit services provided by the independent public accountants in 2005.


PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

        (a)  List of Documents filed as part of this Annual Report on Form
              10-K

            (1)  Financial Statements - the following financial
                  statements are filed as a part of this Report:

Reports of Independent Registered Public Accounting Firms as of December 31, 2005 and 2004 and for the three years ended December 31, 2005.
                 Balance Sheets as of December 31, 2005 and 2004
                 Statements of Investments as of December 31, 2005 and 2004 Statements of Operations for the years ended December 31, 2005, 2004 and 2003
                  Statements of Partners' Capital for the years
                   ended December 31, 2005, 2004 and 2003
                  Statements of Cash Flows for the years
                   ended December 31, 2005, 2004 and 2003
                  Notes to Financial Statements

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

            (3)  Exhibits

                  14.1  Code of Ethics for the Registrant
                  31.1  Section 302 Sarbanes-Oxley Certifications
                  32.1  Section 906 Sarbanes-Oxley Certifications

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners of
     Technology Funding Partners III, L.P.:

We have audited the accompanying balance sheet of Technology Funding Venture Partners III, L.P. (a Delaware limited partnership, in process of liquidation) (the Partnership), including the statement of investments, as of December 31, 2005, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2005. We believe our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, in December 2005, the Management Committee and the Managing General Partners of the Partnership adopted a plan of liquidation and began the implementation thereof. As part of the plan of dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). As a result, as of December 31, 2005, the Partnership changed its basis of accounting to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2005, are presented at estimated realizable value assuming prompt liquidation as determined by the Management Committee. It is possible that these estimates and the amount of time required to liquidate the remaining investments will change as the Managing General Partners gain additional information from their efforts to sell the remaining investments and from information provided by the third party retained to assist in selling the assets. We have reviewed the procedures applied by the Managing General Partners under the direction of the Management Committee in valuing such assets and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of liquidation values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of the remaining assets by the Managing General partners under the direction of the Management Committee as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Partners III, L.P. as of December 31, 2005, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.


_______________________             /S/ HEARD, MCELROY, VESTAL, LLP
Shreveport, Louisiana
March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners of
     Technology Funding Partners III, L.P.:

We have audited the accompanying balance sheet of Technology Funding Partners III, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments, as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included physical inspection of securities owned as of December 31, 2004. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners III, L.P. as of December 31, 2004, and the results of its operations, changes in partners' capital, and its cash flows for the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 11, 2005

BALANCE SHEETS
--------------

                                                       December 31,
                                                ------------------------
                                                  2005            2004
                                                --------        --------
ASSETS

Equity investments (cost basis of
 $11,620,237 and $8,557,775 for 2005
 and 2004, respectively)                     $ 2,888,213     $ 4,758,178

Cash and cash equivalents                        123,740       1,872,250
Prepaid expenses                                  89,116         147,024
Due from portfolio company                            --       3,554,210
Other assets                                       8,642           9,873
                                              ----------      ----------
      Total assets                           $ 3,109,711     $10,341,535
                                              ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $    67,384     $    42,604
Due to related parties, net                      242,598         556,820
Other liabilities                                  7,914           7,914
                                              ----------      ----------
      Total liabilities                          317,896         607,338

Commitments and contingencies
 See Note 9

Partners' capital
 (160,000 Limited Partner Units
  outstanding)                                 2,791,815       9,734,197
                                              ----------      ----------
      Total liabilities
       and partners' capital                 $ 3,109,711     $10,341,535
                                              ==========      ==========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or    December 31, 2005      December 31, 2004
Industry                                Shares at    -----------------      -----------------
(1)                         Investment December 31,  Cost       Fair        Cost        Fair
Company           Position     Date       2005       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------

Short Term Investments
----------------------

Privately Held Securities Available for Immediate Sale
------------------------------------------------------
Medical
--------
26.4% and 7.6% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Sanarus Medical,   Preferred    2000-
 Inc. (a) (b)      shares       2004    1,841,179 $2,080,085  $  736,551  $1,779,888  $  735,876

Public Securities Available for Immediate Sale
----------------------------------------------
Medical
-------
11.2% and 12.9% at December 31, 2005 and 2004, respectively
-----------------------------------------------------------
Endocare, Inc.     Common       1996-
 (b)               shares       2004      114,505    286,261     313,743   1,457,963   1,255,066






STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Long Term Investments
---------------------

Communications
--------------
0.0% and 1.7% at December 31, 2005 and 2004, respectively
-----------------------------------------------------------
iVillage Inc.      Common       1996-
                   shares       2004            0         --          --     152,401     169,950
                                                   ---------   ---------   ---------   ---------
Environmental
-------------
0.0% and 0.0% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Triangle           Common
 Biomedical        shares
 Sciences, Inc.(a) and
                   attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999        4,099     83,891          --      83,891          --
                                                   ---------   ---------   ---------   ---------

High Tech/Financial
-------------------
0.0% and 5.2% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
VenCore Solutions, LLC
 LLC (a)(b)        units        2002            0         --          --     625,000     250,000
VenCore Solutions, Bridge
 LLC (b)(2)        loan         2004            0         --          --     444,347     177,738
VenCore Solutions,
 LLC (a)(b)        various      2004            0         --          --          --      75,924
                                                  ----------  ----------  ----------  ----------
                                                          --          --   1,069,347     503,662
                                                  ----------  ----------  ----------  ----------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Information Technology
----------------------
10.2% and 4.3% at December 31, 2005 and 2004, respectively
----------------------------------------------------------
KeyEye
 Communications,   Preferred    2002-
 Inc. (a)(b)       shares       2004    5,366,165  1,050,000     210,000   1,050,000     420,000
KeyEye
 Communications,   Bridge
 Inc. (b)          loan (2)     2005      367,383    368,672      73,734          --          --
                                                   ---------   ---------   ---------   ---------
                                                   1,418,672     283,734   1,050,000     420,000
                                                   ---------   ---------   ---------   ---------
Medical/Biotechnology
---------------------
14.9% and 6.7% at December 31, 2005 and 2004, respectively
-----------------------------------------------------------
CellzDirect, Inc.  Preferred    2002-
                   shares       2004    2,029,232    783,882     313,553     783,882     313,553
Various                         1999-
 investments       various      2004      various    764,875     102,800     903,803     336,239
                                                  ----------  ----------  ----------  ----------
                                                   1,548,757     416,353   1,687,685     649,792
                                                  ----------  ----------  ----------  ----------












STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Retail/Consumer Products
------------------------
40.8% and 7.8% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Dakota Arms,       Preferred
 Inc. (a) (b)      shares       2004      285,715    500,001     100,000     500,001     100,000
Dakota Holdings,   LLC
 LLC (a) (b)       units        2004    2,945,000  5,041,250   1,030,750     150,000     262,500
Dakota Holdings,   Bridge
 LLC (b)           loan (2)     2005       35,412     35,412       7,082          --          --
                                                   ---------   ---------   ---------   ---------
                                                   5,576,663   1,137,832     650,001     762,501
                                                   ---------   ---------   ---------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.0% and 2.7% at December 31, 2005 and 2004, respectively
---------------------------------------------------------
Various            Ltd.
 investments       partnership
	interests	various    various    625,908          --     626,599     261,331
                                                  ----------  ----------  ----------  ----------


Total investments - 103.5% and 48.9% at
 December 31, 2005 and 2004, respectively        $11,620,237 $ 2,888,213 $ 8,557,775 $ 4,758,178
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 12/31/05 and 12/31/04.
(2) The Partnership has no income-producing equity investments except for convertible notes which include accrued interest.  Interest rates on such notes range from 4.79 percent to 8 percent.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                       For the Years Ended December 31,
                                      ----------------------------------
                                       2005          2004          2003
                                       ----          ----          ----
Investment income:
  Notes receivable interest        $   44,640    $   19,347    $   44,125
  Short-term investment interest          761         5,239        12,780
                                    ---------     ---------     ---------
      Total investment income          45,401        24,586        56,905

Investment expenses:
  Management fees                      82,298       109,147        87,781
  Independent General
   Partners' compensation              64,500        71,125        60,000
  Administrative and
   investor services                1,971,567     1,330,864     1,265,638
  Investment operations               577,746       513,022       357,264
  Computer services                   166,678       105,963        87,908
  Professional fees                   163,190        89,380       155,191
  Bad debt expense                  1,467,423            --            --
                                    ---------     ---------     ---------
      Total investment expenses     4,493,402     2,219,501     2,013,782
                                    ---------     ---------     ---------
Net investment loss                (4,448,001)   (2,194,915)   (1,956,877)
                                    ---------     ---------     ---------

Net realized gain from
  sales of equity investments         912,001     2,863,502       181,132
Realized gain from venture capital
  limited partnership investments      59,127        46,363       291,672
Realized loss from investment
  write-offs                             (505)   (2,870,965)   (1,370,039)
                                    ---------     ---------     ---------
Net realized gain (loss)              970,623        38,900      (897,235)
                                    ---------     ---------     ---------


STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                      For the Years Ended December 31,
                                     ----------------------------------
                                       2005         2004          2003
                                       ----         ----          ----
(Increase) decrease in unrealized
 depreciation:
  Equity investments               (3,465,004)    1,745,305     4,646,626
  Notes receivable                         --            --        10,437
                                    ---------     ---------     ---------
Net (increase) decrease in
 unrealized depreciation           (3,465,004)    1,745,305     4,657,063
                                    ---------     ---------     ---------

Other income                               --            --       212,860
                                    ---------     ---------     ---------
Net (decrease) increase in
 partners' capital resulting
 from operations                  $(6,942,382)   $ (410,710)  $ 2,015,811
                                    =========     =========     =========
Net (decrease) increase in
 partners' capital resulting
 from operations per Unit         $    (42.96)   $    (2.54)  $      1.06
                                    =========     =========     =========






















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2005, 2004 and 2003:


                              Limited       General
                              Partners      Partners         Total
                              --------      --------         -----

Partners' capital,
  January 1, 2003           $11,411,295  $(3,282,199)   $ 8,129,096

Net investment loss                  --   (1,956,877)    (1,956,877)
Net realized income (loss)       78,024     (975,259)      (897,235)
Net (increase) decrease in
 unrealized depreciation       (119,426)   4,776,489      4,657,063
Other income                    210,731        2,129        212,860
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2003         $11,580,624  $(1,435,717)   $10,144,907


Net investment loss          (2,172,966)     (21,949)    (2,194,915)
Net realized income              38,511          389         38,900
Net decrease in
 unrealized depreciation      1,727,852       17,453      1,745,305
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2004         $11,174,021  $(1,439,824)   $ 9,734,197

Net investment loss          (4,403,520)     (44,481)    (4,448,001)
Net realized income             960,917        9,706        970,623
Net increase in
 unrealized depreciation     (3,430,354)     (34,650)    (3,465,004)
                             ----------    ---------     ----------
Partners' capital,
  December 31, 2005         $ 4,301,064  $(1,509,249)   $ 2,791,815
                             ==========    =========     ==========


The accompanying notes are an integral part of these financial statements.


      ,
STATEMENTS OF CASH FLOWS
------------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2005           2004          2003
                                     ------         ------        ------
Net (decrease) increase in
 partners' capital resulting
 from operations                   $(6,942,382) $  (410,710)  $ 2,015,811

Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
  Bad debt expense                   1,467,423           --            --
  Net realized gain from sales
   of equity investments              (912,001)  (2,863,502)     (181,132)
  Realized gain from venture
   capital limited partnership
   investments                         (59,127)     (46,363)     (291,672)
  Realized loss from
   investment write-offs                   505    2,870,965     1,370,039
  Net decrease (increase) in
   unrealized depreciation:
    Equity investments               3,465,004   (1,745,305)   (4,646,626)
    Notes receivable                        --           --       (10,437)
  Net changes in operating assets and
   liabilities:
    Accrued interest on notes
     receivable                         (1,065)     (19,347)       37,119
    Other receivable, net                   --           --       774,298
    Restricted cash                         --      600,000      (600,000)
    Prepaid expenses                    57,908       57,908        57,909
    Due from related parties                --   (2,764,189)     (233,201)
    Accounts payable and accrued
     expenses                           24,780      (19,480)       (3,361)
    Due to related parties, net       (314,222)          --       (47,611)
    Due from portfolio company, net (1,372,452)          --            --
    Other assets and liabilities,
     net                                 1,231       12,561       (46,768)
    Purchase of equity investments    (300,000)  (2,263,403)     (609,483)
    Issuance of notes receivable      (542,383)          --            --
    Repayments of notes receivable     175,000           --            --
    Proceeds from sales of equity
     investments                     3,444,146    7,685,808       535,440
    Distributions from venture
     capital limited partnerships       59,127       46,363       291,672
                                    ----------    ---------    ----------
  Net cash (used) provided by
   operating activities             (1,748,510)   1,141,306    (1,588,003)
                                    ----------    ---------    ----------


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2005           2004          2003
                                     ------         ------        ------
                                   ---------     ---------    ----------
Net (decrease) increase in cash
 and cash equivalents             (1,748,510)    1,141,306    (1,588,003)

Cash and cash equivalents
 at beginning of year              1,872,250       730,944     2,318,947
                                   ---------     ---------    ----------
Cash and cash equivalents
 at end of year                   $  123,740    $1,872,250   $   730,944
                                   =========     =========    ==========

Supplemental disclosure of non-cash
 activity:
  Amortization of deferred gain on
   Warrants (See Note 9)                  --    $  60,000    $       --

  Conversion of due from
   portfolio company, net to
   investments                    $3,459,239    $      --    $       --
                                   ==========      ==========      ===========









The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Partners III, L.P., (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on December 4, 1986, to make venture capital investments in new and developing companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Managing General Partners are Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are three Independent General Partners. The Independent General Partners and a representative from TFL constitute the Management Committee, which is responsible for the management and administration of the Partnership.

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

Liquidation of the Partnership
------------------------------

In December of 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Based on changing market conditions and new information, it is possible that the net proceeds from sale of the Partnership's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of January 31, 2006, substantially all of the publicly traded holdings had been liquidated. As of December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement. Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the Management Committee, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to ongoing investment operations.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The accompanying financial statements have been prepared on the accrual basis of accounting of a partnership in liquidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Investments
-----------

Investments are carried at estimated liquidation amounts, which management believes approximate estimated fair value as determined below:

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

The fair value of all other investments is determined in good faith by the Managing General Partners under the direction of the Management Committee after consideration of available relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value. It is possible that these estimates of value and the estimated amount of time required to liquidate the assets will change as the Managing General Partners gain additional information from their efforts to sell the remaining investments and from information provided by the third party retained to assist in selling the assets.

At December 31, 2005 and 2004, the investment portfolio included private company investments and venture capital limited partnership investments totaling $2,574,470 and $3,149,716, respectively, whose fair values were established in good faith by the Managing General Partners under the direction of the Management Committee in the absence of readily ascertainable market values. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Based on recent market analysis and attempts to liquidate the Partnerships interests in its venture capital limited partnership investments, management has valued all remaining interests at $0. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

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

Notes Receivable
----------------

The fair value of notes receivable is determined in good faith by the Managing General Partners under the direction of the Management Committee. Fair value is generally defined as the amount the Partnership could reasonably expect to receive from another party wishing to acquire the notes and accrued interest on the valuation date. The values determined for the Partnership's notes receivable are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value. When the Managing General Partners' assessment of fair value indicates that future collectibility of interest or principal is in doubt, notes are placed on non-accrual status.

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

Net (Decrease) Increase in Partners' Capital Resulting from Operations Per
--------------------------------------------------------------------------
Unit
----

Net (decrease) increase in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 160,000 for the years ended December 31, 2005, 2004 and 2003, into the total net (decrease) increase in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2005 and 2004, was $12,619,543 and $10,850,363, respectively. At December
31, 2005 and 2004, gross unrealized depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2005           2004
                                      ------------   ------------
Unrealized appreciation               $    81,507    $   266,699
Unrealized depreciation                (9,812,837)    (6,358,884)
                                        ---------      ---------
Net unrealized depreciation           $(9,731,330)   $(6,092,185)
                                        =========      =========

Reclassifications
-----------------

Certain balances in prior periods have been reclassified in accordance with current year balances for comparability.

2.  Basis of Accounting and Presentation of the Statements
    ------------------------------------------------------

As of December 31, 2005, the Partnership is in liquidation and will not continue as a going concern. The accompanying financial statements are shown on the liquidation basis, and all amounts have been presented at their estimated liquidation value, which management believes approximates its historical basis of accounting and as a result, no specific adjustments have been made to the amounts presented or to the labeling of the statements to reflect liquidation accounting.

3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs in 2005, 2004 and 2003 were as follows:

                                       For the Years Ended December 31,
                                     -----------------------------------
                                      2005          2004           2003
                                     ------        ------         ------
Management fees                    $  82,298    $  109,147    $   87,781
Independent General
 Partners' compensation               64,500        71,125        60,000
Reimbursable operating expenses:
  Administrative, investor
   services and professional
   fees                            2,134,757     1,420,244     1,420,829
  Investment operations              577,746       513,022       357,264
  Computer services                  166,678       105,963        87,908


Management fees are equal to one quarter of one percent of the fair value of Partnership assets for each quarter. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments.
Management fees due to the Managing General Partners were $4,307 and $8,799 and were included in due to related parties, net at December 31, 2005 and 2004, respectively.

As compensation for their services, each of the Independent General Partners receives $14,000 annually plus $1,500 for attendance at each meeting of the Management Committee or committee thereof. The Independent General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Management Committee. The Independent General Partners each own eight Units.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. The Managing General Partners of this Partnership serve in a similar capacity for other partnerships, and all reimbursed expenses are allocated to the various partnerships based on a number of factors including the size of each partnership, the number of active portfolio companies, and the amount of time spent by various employees of the Managing General Partners on the specific affairs of any one partnership. Amounts due to related parties for such expenses totaled $238,291 and $548,021 at December 31, 2005 and 2004, respectively.

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Independent General Partners during the September 2002 Management Committee meeting, was prepaid by the Partnership in October and December 2002. At December 31, 2005, the amount of prepaid operating expenses was $272,793, and is being amortized over the remaining expected employment period. During 2005, 2004 and 2003, the Partnership recognized $57,908, $57,908 and $57,909 as operating expense related to the amortization of retention bonuses. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

As of December 31, 2005 and 2004, the Partnership had a gross due from related party receivable of $0 and $3,554,210, respectively, related to its investment in Dakota Holdings, LLC and Dakota Arms, Inc. During 2005, the Partnership advanced additional funds of $1,372,452 to the company for operations. During 2005, the Partnership recorded an allowance for doubtful accounts of $1,467,423 against the receivable. At December 31, 2005, $4,891,250 of this receivable was converted into additional equity investments in Dakota Holdings and the remaining $35,412 was converted into a bridge loan with an interest rate of 4.79 percent. As a result of the conversion, the allowance for doubtful accounts as described above was reclassified to unrealized depreciation in the accompanying statements.

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

4.  Allocation of Profits and Losses
    --------------------------------

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

Marketable Equity Securities
----------------------------

At December 31, 2005 and 2004, marketable equity securities had aggregate costs of $669,136 and $2,132,167, respectively, and aggregate fair values of $313,743 and $1,608,462, respectively. The net unrealized gain at December 31, 2005 and 2004, included gross gains of $27,482 and $62,865, respectively.

Restricted Securities
---------------------

At December 31, 2005 and 2004, restricted securities had aggregate costs of $10,951,101 and $6,425,608, respectively, and aggregate fair values of $2,574,470 and $3,149,716, respectively, representing 92.2 percent and 32.4 percent, respectively, of the total partners' capital of the Partnership.


Significant purchases, sales and write-offs of equity investments during 2005 are as follows:

Acambis Plc
------------

In March 2005, the Partnership sold its entire investment in the company for proceeds of $4,350 and recorded a realized gain of $4,350. This investment was written off for book purposes in 2002.

CheckTech Financial Corporation
-------------------------------

In March 2005, the Partnership invested in the company with a bridge loan in the amount of $75,000 with a fixed interest rate of 10 percent. Payment was due upon demand. An additional 20 percent interest preference premium will be payable upon a liquidation event. In August 2005, the company repaid the face value of $75,000 and accrued interest of $40,233 to the Partnership.

CollaGenex Pharmaceuticals, Inc.
--------------------------------

In March 2005, the Partnership sold its entire investment in the company for proceeds of $33,432 and recorded a realized loss of $21,012.

Dakota Holdings, LLC
--------------------

In December 2005, the Partnership converted its due from portfolio company of $4,926,662 to $4,891,250 of LLC units and the remaining $35,412 into a bridge loan with an interest rate of 4.79 percent.

Endocare, Inc.
--------------

In June 2005, the Partnership sold part of its investment in the company for proceeds of $135,443 and recorded a realized gain of $14,107. In July and August 2005, the Partnership sold additional interests in the company for proceeds of $996,340 and recorded a realized gain of $187,124. During the fourth quarter of 2005, the Partnership sold additional interests in the company for proceeds of $265,834 and recorded a realized gain of $24,684.

Icagen, Inc.
------------

In September 2005, the Partnership sold its entire interest in Icagen for proceeds of $47,312. This investment had been previously written off; therefore, the Partnership recorded a gain of $47,312.

iVillage Inc.
-------------

In March 2005, the Partnership sold its entire investment in the company for proceeds of $151,725 and recorded a realized loss of $668.

KeyEye Communications, Inc.
---------------------------

In December 2005, the Partnership issued a bridge loan to the company in the amount of $367,383 with an interest rate of 8 percent.

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

Sanarus Medical, Inc.
---------------------

In January 2005, the Partnership purchased 375,939 Series D Preferred shares at a cost of $300,000.

VenCore Solutions, LLC
----------------------

In January 2005, the company converted the Partnership's three bridge loans, including accrued interest, at a cost of $444,124 into 444,124 Series A Units in accordance with the terms of the agreement. In June 2005, the Partnership invested in the company with a convertible bridge loan in the amount of $100,000 with a fixed interest rate of 10 percent. Payment was due upon maturity at November 1, 2005. In October 2005, the Partnership received full repayment of the bridge loan. In addition, the Partnership sold its entire interest in VenCore for proceeds of $1,646,658 and recorded a realized gain of $577,534.

Venture Capital Limited Partnership Investments
-----------------------------------------------

During the first quarter of 2005, the Partnership received a cash distribution of $4,500, which was recorded as a realized gain. During the fourth quarter of 2005, the Partnership received cash distributions of $54,627, which were recorded as realized gains.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

6.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    -------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                          For the Years Ended December 31,
                                         ----------------------------------
                                           2005          2004        2003
                                          ------        ------      ------
Unrealized (depreciation)
 appreciation from cost of
 marketable equity securities        $ (355,393)  $  (523,705) $ 1,045,766

Unrealized depreciation from
 cost of non-marketable equity
 securities                          (8,376,631)   (3,275,892)  (6,530,668)

Unamortized deferred gain (Note 9)           --           --       (60,000)
                                     ----------    ----------    ---------
Unrealized depreciation from
 cost at end of year, net of
 unamortized deferred gain           (8,732,024)  (3,799,597)   (5,544,902)

Unrealized depreciation from cost
 at beginning of year, net of
 unamortized deferred gain           (3,799,597)  (5,544,902)  (10,191,528)

Reclass of allowance for doubtful
 accounts                              1,467,423           --            --
                                     ----------    ---------    ----------
Net decrease (increase) in
 unrealized depreciation of
 equity investments                 $(3,465,004) $ 1,745,305   $ 4,646,626
                                     ==========    ==========    =========

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2005 and 2004, consisted of:

                                          2005                 2004
                                         ------               ------
Demand accounts                      $  123,206           $1,871,598
Money market accounts                       534                  652
                                      ---------            ---------
  Total                              $  123,740           $1,872,250
                                      =========            =========

Restricted cash                      $       --                   --
Unrestricted cash                       123,740            1,872,250
                                      ---------             --------
  Total                              $  123,740           $1,872,250
                                      =========            =========

8.  Distributions
    -------------

There were no distributions in 2005 or 2004.

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

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

In September 2003, the Partnership guaranteed a line of credit (agreement) for Atherotech, Inc. with a bank. Atherotech, Inc. is a portfolio company of an affiliated partnership under which the Partnership has common control. In exchange for the guarantee, Atherotech, Inc. had issued the Partnership a warrant, with the right to purchase stock at a future date, which was to expire September 8, 2010. The terms of the warrant stated that (a) if the guarantee is in place for less than 6 months from the date of the guarantee, the warrant is exercisable for 42,418 of Preferred Series E shares; (b) if the guarantee is in place for 6 to 9 months from the date of the guarantee, the warrant is exercisable for an additional 31,813 of Preferred Series E shares; (c) if the guarantee is in place for more than 9 months from the date of the guarantee, the warrant is exercisable for an additional 42,418 of Preferred Series E shares; and (d) if at any time prior to the termination date any demand for payment is made upon the guarantee, the warrant is exercisable for an additional 42,418 Preferred Series E shares. The maximum potential amounts for future payments (undiscounted) that the Partnership would be required to make under the guarantee is the amount of the pledged collateral plus accrued interest. The guarantee was to remain in effect as long as Atherotech's agreement with the bank remained outstanding. In the event of Atherotech's default on the agreement, the bank would take the pledged collateral and accrued interest, as security for the performance of Atherotech's obligation. The Partnership recorded this transaction as a deferred gain for the fair value of the warrants earned, recognized over the estimated life of the guarantee. As of December 31, 2003, there was a deferred gain of $60,000. In August 2004, Atherotech, Inc. retired the line of credit, and the bank released the Partnership's guarantee. The deferred gain was fully recognized as of December 31, 2004.

10. Financial Highlights
    --------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2005           2004          2003
                                     ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                  $69.84        $72.38        $71.32

(Loss) gain from investment
 operations:
  Net investment loss                 (27.53)       (13.58)           --
  Net realized and unrealized
   (loss) gain on investments         (15.43)        11.04          1.06
                                       -----         -----         -----
  Total from investment operations    (42.96)        (2.54)         1.06
                                       -----         -----         -----
Net asset value, end of period         26.88        $69.84        $72.38
                                       =====         =====         =====

Total return                          (61.51)%       (3.51)%        1.48%

Ratios to average net assets:

 Net investment loss                  (56.91)%      (19.10)%           0%

 Expenses                             (58.07)%      (19.51)%      (17.52)%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation. Per the terms of the limited partnership agreement, subsequent to final liquidation of all partnership assets, the General Partners would be required to contribute capital equal to the amount of the General Partners' deficit capital account, if applicable.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners





Date:  March --, 2006    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President, Chief Executive Officer
                                      Chief Financial Officer and
                                      Chairman of Technology Funding Inc.
                                      and Managing General Partner of
                                      Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

 /s/Charles R. Kokesh         President, Chief       March --, 2006
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial Officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.

Technology Funding Partners III, L.P.      10:18 AM     03/28/06
(a Delaware limited partnership, in process of liquidation)



Page 26 of 47
Technology Funding Partners III, L.P.
(a Delaware limited partnership, in process of liquidation)