Form 10-Q
period 2006-03-31
TECHNOLOGY FUNDING PARTNERS III L P
filed 2006-05-09
CIK 808066

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                          (unaudited)
                                           March 31,        December 31,
                                              2006              2005
                                           -----------      ------------
ASSETS

Equity investments (cost of $11,406,071
 and $11,620,237 for March 31, 2006, and
 December 31, 2005, respectively)          $ 2,575,970        $2,888,213
Cash and cash equivalents                       13,192           123,740
Prepaid expenses                                74,640            89,116
Other assets                                     8,702             8,642
                                            ----------         ---------
     Total assets                          $ 2,672,504        $3,109,711
                                            ==========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    49,397        $   67,384
Due to related parties, net                         --           242,598
Note payable to related parties                296,220                --
Other liabilities                               22,914             7,914
                                            ----------         ---------
     Total liabilities                         368,531           317,896

Commitments and contingencies (See Note 7)

Partners' capital:
 Limited Partners
  (160,000 Units outstanding)                3,818,100         4,301,064
 General Partners                           (1,514,127)       (1,509,249)
                                            ----------        ----------
                                             2,303,973         2,791,815
                                            ----------        ----------
     Total liabilities and
      partners' capital                    $ 2,672,504        $3,109,711
                                            ==========         =========

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or     March 31, 2006        December 31, 2005
Industry                                Shares at    ----------------       -----------------
(1)                         Investment  March 31,    Cost       Fair        Cost        Fair
Company           Position     Date       2006       Basis      Value       Basis       Value
-------------     --------  ----------  ----------   -----      -----       -----       -----
Equity Investments
------------------
Privately Held Securities Available for Immediate Sale
------------------------------------------------------
Medical
-------
32.0% and 26.4% at March 31, 2006, and December 31, 2005, respectively
--------------------------------------------------------------------
Sanarus         Preferred    2000-
Medical,        shares       2005    1,841,179 $2,080,085   $ 736,551  $2,080,085   $ 736,551
Inc.                                           ----------   ---------  ----------   ---------
(a) (b)

Public Securities Available for Immediate Sale
----------------------------------------------
Medical
-------
1.9% and 11.2% at March 31, 2006, and December 31, 2005, respectively
--------------------------------------------------------------------
Endocare,          Common       1996-
Inc.               shares       2004    12,628     31,821      43,442     286,261     313,743
(b)                                            ----------   ---------  ----------   ---------


STATEMENTS OF INVESTMENTS, continued
-------------------------------------------

Environmental
-------------
0.0% and 0.0% at March 31, 2006, and December 31, 2005, respectively
--------------------------------------------------------------------
Triangle           Common
 Biomedical        shares and
 Sciences, Inc.(a) attached
                   warrants at
                   $28.00;
                   expiring
                   2009         1999     4,099     83,891           0      83,891           0
                                               ----------   ---------  ----------   ---------

Information Technology
----------------------
12.4% and 10.2% at March 31, 2006, and December 31, 2005, respectively
--------------------------------------------------------------------
KeyEye
 Communications,   Preferred    2002-
 Inc. (a)(b)       shares       2004 5,366,165  1,050,000     210,000   1,050,000     210,000
KeyEye
 Communications,   Bridge
 Inc. (a)(b)       loan (2)     2005   367,383    375,919      75,184     368,672      73,734
                                               ----------   ---------  ----------   ---------
                                                1,425,919     285,184   1,418,672     283,734







STATEMENTS OF INVESTMENTS, continued
-------------------------------------------

Medical/Biotechnology
---------------------
15.9% and 14.9% at March 31, 2006, and December 31, 2005, respectively
----------------------------------------------------------------------
CellzDirect,      Preferred     2002-
 Inc.             Shares        2004 2,029,232    783,882     313,553     783,882     313,553

Various                         1999-
 investments      various       2004  various     764,875      52,800     764,875     102,800
                                               ----------   ---------  ----------   ---------
                                                1,548,757     366,353   1,548,757     416,353
                                               ----------   ---------  ----------   ---------

Retail/Consumer Products
------------------------
49.7% and 40.8% at March 31, 2006, and December 31, 2005, respectively
--------------------------------------------------------------------
Dakota Arms,       Preferred
 Inc. (a) (b)      shares       2004   285,715    500,001     100,000     500,001     100,000
Dakota Holdings    LLC          2004-
 LLC (a) (b)       units        2005 2,945,000  5,041,250   1,030,750   5,041,250   1,030,750
Dakota Holdings    Bridge
 LLC (a) (b)       loan (2)     2005    67,732     68,449      13,690      35,412       7,082
                                               ----------   ---------  ----------   ---------
                                                5,609,700   1,144,440   5,576,663   1,137,832
                                               ----------   ---------  ----------   ---------





STATEMENTS OF INVESTMENTS, continued
-------------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.0% and 0.0% at March 31, 2006, and December 31, 2005, respectively
--------------------------------------------------------------------
Various
 investments      various      various            625,898           0     625,908           0
                                               ----------   ---------  ----------   ---------
Total investments - 111.8% and 103.5%
 March 31, 2006, and December 31, 2005,
 respectively                                 $11,406,071  $2,575,970 $11,620,237  $2,888,213
                                               ==========   =========  ==========   =========

Legends and footnotes:

0   Investment active with a cost basis or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at 03/31/06 and 12/31/05.

(2) The Partnership has no income-producing equity investments except for a convertible notes which includes accrued interest.  Interest rates on such notes is range from 4.79 to 8 percent.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                            2006        2005
                                          --------    --------
Investment income:
Notes receivable interest              $    7,964  $       --
Short-term investment interest                 62           2
                                        ---------   ---------
    Total investment income                 8,026           2

Investment expenses:
 Management fees                            7,774      24,462
 Individual General Partners'
  compensation                             15,000      15,000
 Administrative and investor services     306,651     383,794
 Investment operations                     81,385      95,547
 Professional fees                         24,184      48,158
 Computer services                         38,308      42,374
                                        ---------   ---------
    Total investment expenses             473,302     609,335
                                        ---------   ---------
Net investment loss                      (465,276)   (609,333)
                                        ---------   ---------
 Net realized gain (loss) from
  sale of equity investments               73,808     (17,331)
 Realized loss from write-off of
  venture capital limited partnership          --        (505)
 Realized gains from venture capital
  limited partnership investments           1,703       4,500
                                        ---------   ---------
Net realized gain (loss)                   75,511     (13,336)
                                        ---------   ---------
Increase in unrealized
 depreciation:
  Equity investments                      (98,077)   (158,227)
                                        ---------   ---------

Net decrease in partners'
 capital resulting from
 operations                            $ (487,842)  $(780,896)
                                        =========   =========

Net (decrease) increase in partners'
 capital  resulting from operations
 per Unit                               $  (3.02)   $  (4.83)
                                        =========   =========



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                              2006           2005
                                           ---------       ---------
Net decrease in partners'
 capital resulting from operations        $ (487,842)     $ (780,896)

Adjustments to reconcile net (decrease)
 increase in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net realized (gain) loss from sales
   of equity investments                     (73,808)         17,331
  Realized gains from venture capital
   limited partnership investments            (1,703)         (4,500)
  Realized loss from write-off of
   venture capital limited partnership            --             505
  Net increase in unrealized
   depreciation of equity investments         98,077         158,227
  Net changes in operating assets
   and liabilities:
   Prepaid expenses                           14,476          14,477
   Accrued interest on notes
    receivable                                (7,964)             15
   Accounts payable and
    accrued expenses                         (17,987)        (20,877)
   Due to related parties, net                53,622        (886,704)
   Other assets and liabilities, net          14,940           3,632



STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

 Proceeds from sales of
  equity investments                         328,259         189,514
 Purchase of investments                          --        (300,000)
 Issuance of notes receivable                (32,321)        (75,000)
 Distribution from venture capital
  limited partnership investments              1,703           4,500
                                           ---------       ---------
 Net cash used by operating
  activities                                (110,548)     (1,679,776)
                                           ---------       ---------
Net decrease in cash and
  cash equivalents                          (110,548)     (1,679,776)

Cash and cash equivalents at
 beginning of year                           123,740       1,872,250
                                           ---------       ---------
Cash and cash equivalents
 at March 31                              $   13,192      $  192,474
                                           =========       =========
Supplemental disclosure of
 Non-cash activity:
  Conversion of due to related
  parties to Note payable
  to related parties                      $  296,220      $       --
                                           =========       =========
















The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.
The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year or other interim periods.

2.	Liquidation of the Partnership
------------------------------

In December of 2005, the Management Committee and the Managing General Partners adopted a plan of liquidation and began the implementation thereof. As part of the plan of liquidation and in conjunction with the anticipated dissolution and then liquidation of the Partnership, the Independent General Partners also approved the retention of an independent third party to assist in the sale of the Partnership's holdings. On February 15, 2006, the Independent General Partners approved a resolution directing the Managing General Partners to notice a Special Meeting of the Partnership at which meeting the Limited Partners would be asked to vote upon a proposal to dissolve the Partnership prior to its scheduled termination date of December 31, 2006, to place the Partnership's assets and liabilities in a liquidating trust to be formed for that purpose, and to withdraw the Partnership's election as a Business Development Company under the 1940 Act. Once the Liquidating Trust is formed and the Partnership's assets and liabilities are transferred to the Liquidating Trust, the Partnership shall be terminated for purposes of Delaware law and the terms of the Liquidating Trust Agreement will govern disposition of assets, proceeds and expenses. Further, the Managing General Partners have informed the Management Committee that they are only willing to continue funding the Partnership's operating expenditures through the completion of a prompt liquidation (estimated to be three to six months). Any proceeds from the liquidation of the assets of the Partnership will be paid first to creditors of the Partnership including the Managing General Partners as provided in Section 15.02 of the Limited Partnership Agreement. The amount owed to the Managing General Partners as creditors is expected to continue to increase until proceeds from the sale of assets allow payments to all of the creditors. Based on changing market conditions and new information, it is possible that the net proceeds from sale of the Partnership's assets could be greater than or less than the aggregate estimated liquidation values presented in the balance sheet. If the aggregate proceeds are ultimately less than the values presented, it is possible that the sale proceeds will not be sufficient to meet the Partnership's obligations to the creditors. If that is the case, the limited partners may receive no proceeds upon completion of the liquidation process. Absent timely liquidation events and cash proceeds to support the continuing operation of the Partnership, the Managing General Partners may accelerate liquidation efforts to minimize further increases in the obligations to creditors. As of March 31, 2006, substantially all of the publicly traded holdings had been liquidated. As of and since December 31, 2005, all of the Partnership's holdings in privately held companies were valued at their estimated liquidation value. Upon dissolution, the Partnership, whether by vote at the proposed special meeting or by operation of the Partnership Agreement, will go into liquidation and pursuant to the Partnership Agreement will accrue all estimated liquidation costs and any future operating costs including administrative and investor services, computer services, record retention costs, professional fees and estimated legal costs of the Partnership through final termination, as provided for in the Partnership Agreement. Based on prior experience, management estimates it will take no more than three to six months to liquidate all remaining investments. In the meantime, an Independent Third Party has been assisting in the sale of Partnership holdings and will continue to solicit interest in purchasing those holdings. If no third party makes a bid acceptable to the Liquidating Trustee (who shall be the Management Committee, if still constituted, and otherwise shall be a Person proposed and approved by a Majority in Interest of the Limited Partners), the Managing General Partners may offer to acquire the remaining assets from the Liquidating Trust for the fair value at the time of the transaction. From December 31, 2005, through termination, the Partnership will continue to incur costs similar to those experienced in prior years under normal operating procedures except that there would be no charges related to new investment operations, only follow-on investment operations.


3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax basis accounting. The cost of investments on a tax basis at March 31, 2006, and December 31, 2005, was $12,405,617 and $12,619,543, respectively. At March 31, 2006, and December 31, 2005, gross unrealized depreciation on investments based on cost for federal income tax purposes was as follows:

                                        March 31,    December 31,
                                          2006          2005
                                      ------------   ------------
Unrealized appreciation              $     65,646    $    81,507
Unrealized depreciation                (9,895,293)    (9,812,837)
                                       ----------      ---------
Net unrealized depreciation          $ (9,829,647)   $(9,731,330)
                                       ==========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 2006 and 2005, were as follows:


                                            2006              2005
                                         ---------          --------
Management fees                         $    7,774         $  24,462
Individual General Partners'
 compensation                               15,000            15,000
Reimbursable operating expenses            450,528           569,873


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. There was $0 and $238,291 due to related parties and included in due from related parties, net at March 31, 2006, and December 31, 2005, respectively.

Management fees due to the Managing General Partners and included in the note payable to related parties, were $12,081 at March 31, 2006, and included in due to related parties of $4,307 at December 31, 2005.

Effective March 31, 2006, the managing general partners converted the inter-company payable of $296,220 to a note payable bearing an interest rate of 5%. Principal and interest are due in full on December 31, 2006.

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

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. The expense for the bonus is recognized ratably over the beneficial period, October 2002 to April 2007. As of March 31, 2006, the Partnership has recognized expense of $188,201. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

5.     Equity Investments
       ------------------

All investments are valued at liquidation value as determined in good faith by the Managing General Partners and in conjunction with Note 1 of the Form 10-K for the year ended December 31, 2005.

Marketable Equity Securities
----------------------------

At March 31, 2006, and December 31, 2005, marketable equity securities had aggregate costs of $414,696 and $669,136, and aggregate fair values of $43,442 and $313,743, respectively. The net unrealized gain at March 31, 2006, and December 31, 2005, included gross gains of $11,621 and $27,482, respectively.

Restricted Securities
---------------------

At March 31, 2006, and December 31, 2005, restricted securities had aggregate costs of $10,991,375 and $10,951,101 respectively, and aggregate fair values of $2,532,528 and $2,547,470, respectively, representing 109.9 percent and 91.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2006, are as follows:

Endocare, Inc.
---------------------

In January 2006, the Partnership sold 114,505 shares of its interest in Endocare for proceeds of $296,697 and recorded a realized gain of $42,246.

Vencore Solutions, LLC
----------------------

In January 2006, the Partnership received additional proceeds of $31,562 related to the sale of its entire holdings in the company which occurred in October 2005. The entire amount was recorded as a gain.

Dakota Holdings, Inc
--------------------

During the first quarter of 2006, the partnership issued an additional $32,321 on the company's bridge loan financing and accrued interest of $7,964.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received a cash distribution of $1,703, which was recorded as a realized gain. The Partnership did not record a decrease in fair value primarily as a result of the above distribution.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2005, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2006, and December 31, 2005, consisted of:

                                           2006           2005
                                        ---------      ---------
Demand accounts                         $  12,692      $ 123,206
Money market accounts                         500            534
                                        ---------      ---------
                                        $  13,192      $ 123,740
                                        =========      =========



7.     Commitments and Contingencies
       -----------------------------

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


8.     Financial Highlights
       --------------------
The following table presents comparative financial results per limited partner unit.

                                   For The Three Months Ended March 31,
                                   ------------------------------------
                                            2006          2005
                                           ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period       $26.88        $69.84

Loss from investment operations:
  Net investment loss                       (2.88)        (3.77)
  Net realized and unrealized
   gain (loss) on investments               (0.14)        (1.06)
                                            -----         -----
  Total from investment operations          (3.02)        (4.83)
                                            -----         -----
Net asset value, end of period             $23.86        $65.01
                                            =====         =====

Total return (loss)                        (11.23)%       (6.92)%

Ratios to average net assets:

 Net investment loss                       (11.35)%       (5.59)%
 Expenses                                  (11.66)%       (5.65)%


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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. As of and since December 31, 2005, the Partnership is in liquidation and will not continue as a going concern. The accompanying financial statements are shown on the liquidation basis, and all amounts have been presented at their estimated liquidation value, which management believes approximates its historical basis of accounting and as a result, no specific adjustments have been made to the amounts presented or to the labeling of the statements to reflect liquidation accounting. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in
Note 1 to the financial statements included in the Partnership's Form 10-K for the year ended December 31, 2005. In the absence of readily obtainable market values, the estimated liquidation value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2006, net cash used by operating activities totaled $110,548. The Partnership paid management fees of $0 to the Managing General Partners and reimbursed related parties for investment expenses of $404,679. In addition, $0 was paid to the Individual General Partners as compensation for their services.

During the three months ended March 31, 2006, the Partnership funded $0 of equity investments, issued $32,321 in notes receivable, and received $328,259 in proceeds from sales of equity investments. At March 31, 2006, the Partnership had no unfunded commitments.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $487,842 for the three months ended March 31, 2006, as compared to a net decrease in partners' capital resulting from operations of $780,896 for the three months ended March 31, 2005.

Net unrealized depreciation on equity investments was $8,830,101 and $8,732,024 at March 31, 2006, and December 31, 2005, respectively. During the quarter ended March 31, 2006, the net increase in unrealized depreciation of equity investments of $98,077 was primarily due to decreases in management's valuation of private portfolio companies in the retail/consumer products and medical/biotechnology industries. During the quarter ended March 31, 2006 and 2005, the Partnership recorded realized losses from investment write-offs of $0 and $505, respectively. The loss in 2005 represents the write-off of the investment in OW&W Pacrim Investments Limited, a venture capital limited partnership.

Net realized gain from sales of equity investments was $73,808 for the quarter ended March 31, 2006, compared to a net realized loss of $17,331 for the quarter ended March 31, 2005. The gain in 2006 primarily resulted from the sale of Endocare, Inc. The loss in 2005 resulted primarily from the sale of ColleGenex Pharmaceuticals, Inc.

Investment expenses were $473,302 for the quarter ended March 31, 2006, compared to $609,335 for the same period in 2005. The decrease was due to decreased activity in investment operations, administrative and investor monitoring, professional fees and computer services.

During the quarter ended March 31, 2006, the Partnership recorded net realized gains from venture capital limited partnership investments of $1,703. During the same period in 2005, there were gains of $4,500. The gains represented distributions from profits of venture capital limited partnership investments.

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

                         TECHNOLOGY FUNDING PARTNERS III, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners




Date:  May 9, 2006             By:      /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Partners III, L.P.               5/9/2006  11:11 AM
(a Delaware limited partnership, in process of liquidation)