Form 10-K/A
TECHNOLOGY FUNDING PARTNERS III L P
filed 2007-09-05
CIK 808066

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

                           EXPLANATORY STATEMENT

This Amendment No. 2 on Form 10-K/A which amends and restates the Technology Funding Partners III Liquidating Trust (the Trust) Form 10-K for the fiscal year ended December 31, 2006, (the Original Filing) is being filed to reflect that the Trust has not, in reliance upon a series of no-action letters issued by the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the Staff), included audited financial statements in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, including the Original Filing. In making the determination that it was not necessary for the Trust to include audited financial statement in its periodic reports, the Trust, in consultation with its counsel, reviewed and relied upon a series of no-action letters previously issued by the Staff to other liquidating trusts whose purpose, terms and processes were substantially consistent with the purpose, terms and processes of the Trust. These no-action letters provide, among other things, that audited financial statements would not be required to be included in annual reports on Form 10-K.

In each of the no-action letters reviewed and relied upon by the Trust, the Staff, in advising that it would not take action against the subject liquidating trust if it did not register and report with respect to the beneficial interests arising under the respective liquidating trusts, relied upon the existence of five specific circumstances in making its determination of no action:

    - The beneficial interests to be issued by the trusts were not assignable or transferable except by operation of law or will;

    - The beneficial interests were not to be represented by certificates;

    - The sole purpose of the trusts was to liquidate and distribute the assets transferred to the respective trusts;

    - Each of the trusts would terminate upon the earlier of the distribution of the assets to its beneficiaries or three years; and

    - The trustees of each of the trusts undertook to provide each holder of a beneficial interest periodic reports containing unaudited financial statements and certain other information and file these reports with the SEC under cover of Forms 10-K and 8-K.

The Trust reviewed each of these five factors in the context of its own facts and circumstances and determined, in consultation with its counsel, that the Trust's facts and circumstances relating to each of the five factors were substantially similar to those set forth in the earlier no action letters.
Specifically:

    - the Beneficial Interests of the Trust are not transferable except by operation of law or upon the death of the holder;

    - the Beneficial Interests of the Trust are not certificated;

    - the sole purpose of the Trust is to resolve claims and distribute assets transferred to the Trust;

    - the Trustee expected that the Trust would terminate in a period not to exceed three years from the date the assets were first transferred to it; and

    - the Trustee undertook to file, and has filed, an annual report containing financial statements and certain other information with the SEC and mailed its annual report to each Beneficial Interest holder.

This Form 10-K/A sets forth the Original Filing and the Amendment No. 1 filed on August 27, 2007, in their entirety. Other than the inclusion of this Explanatory Statement, no other information in the Original Filing or Amendment No. 1 has been amended hereby. Accordingly, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Exhibit 31.1 of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-K/A by the Trust in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

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